Form 10-K
period 2018-12-31
Synthorx, Inc.
filed 2019-03-12
CIK 1609727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-38756

SYNTHORX, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4709185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11099 N. Torrey Pines Road, Suite 190
La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858)750-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant’s common equity as of such date.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 28, 2019 was 32,142,214.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SYNTHORX, INC.

ANNUAL REPORT on FORM 10-K

For the Fiscal Year Ended December 31, 2018

i

Forward-Looking Statements

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, many of which are beyond our control. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.”

Forward-looking statements include, but are not limited to, statements about:

▪	our plans to research, develop and commercialize THOR-707 and any future product candidates;
▪	our ability to obtain and maintain regulatory approval of our Synthorins, including THOR-707, in any of the indications for which we plan to develop them;
▪	our ability to obtain funding for our operations, including funding necessary to commence and complete the clinical trials and preclinical studies of any of our product candidates, including THOR-707;
▪	the success, cost and timing of our research and development activities, including our ongoing and planned clinical trials and preclinical studies;
▪	the size of the markets for our product candidates, and our ability to serve those markets;
▪	our ability to successfully commercialize our product candidates;
▪	the rate and degree of market acceptance of our product candidates;
▪	our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
▪	regulatory developments in the United States and foreign countries;
▪	the performance of our third-party service providers, including our CROs, suppliers and manufacturers;
▪	the safety, efficacy and market success of competing therapies that are or become available;
▪	our ability to attract and retain key scientific or management personnel;
▪	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
▪	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
▪	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
▪

our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plan,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements include, but are not limited to, statements under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other sections in this report. We discuss many of the risks associated with the forward-looking statements in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates, including data regarding the estimated size of markets for oncology therapeutics and the incidence of certain medical conditions, statements that certain drugs, classes of drugs or dosages are widely prescribed in the United States or other markets, statements regarding the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

You should read the following together with the more detailed information regarding our company, our common stock and our financial statements and notes to those statements appearing elsewhere in this report or incorporated by reference. The Securities and Exchange Commission, or SEC, allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this report.

PART I

Item 1. Business

As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “Synthorx,” “our company,” “we,” “us,” and “our” refer to Synthorx, Inc., a Delaware corporation.

Overview

We are a biopharmaceutical company focused on prolonging and improving the lives of people with cancer and autoimmune disorders. Our proprietary, first-of-its kind platform technology expands the genetic code by adding a new DNA base pair and is designed to create optimized biologics, which we refer to as Synthorins. A Synthorin is a protein optimized through incorporation of novel amino acids encoded by our new DNA base pair that enables site-specific modifications, which enhance the pharmacological properties of these therapeutics. Our lead product candidate, THOR-707, is a variant of IL-2 designed to kill tumor cells by increasing CD8+ T and natural killer, or NK, cells without causing vascular leak syndrome, or VLS, observed with approved recombinant IL-2 (aldesleukin). We plan to file an investigational new drug application, or IND, for THOR-707 in the second quarter of 2019 and to thereafter initiate a Phase 1/2 clinical trial in multiple tumor types as a single agent and in combination with an immune checkpoint inhibitor. Based on our preclinical studies, we believe our platform technology can generate a pipeline of additional therapeutics that are differentiated compared to drugs that have been engineered by other means. We have worldwide rights to our Expanded Genetic Alphabet platform technology and our Synthorins.

Our Expanded Genetic Alphabet platform technology adds a new DNA base pair, X-Y, to the two naturally occurring base pairs, A-T and G-C, thereby artificially expanding the genetic code. This X-Y base pair can be replicated, maintained, transcribed, and translated into a Synthorin using our proprietary strain of E. coli, a bacterium commonly used to manufacture therapeutic proteins. This bacterial strain incorporates a novel amino acid into specific sites we identify within a target gene where we have placed the X or Y nucleobases, thus coding for its placement in a Synthorin. These novel amino acids are designed to contain dedicated chemical hooks for site-specific bioconjugation with moieties, or parts of a molecule, such as a polyethylene glycol, or PEG. Site-specific bioconjugation refers to the forming of stable chemical links between two molecules, at least one of which is a biomolecule, at a specific amino acid site within the biomolecule. Employing this proprietary methodology for site-specific bioconjugation, we have designed our Synthorins to have optimized therapeutic properties, such as extended half-life or advantageously altered receptor binding, as compared to their native protein counterparts. Attachment of a PEG is an established approach to extend the half-life of drugs. There are currently 14 pegylated drugs approved by the U.S. Food and Drug Administration, or FDA.

We are initially using our platform technology to develop cytokine Synthorins that target validated mechanisms of action with large market opportunities, in which existing therapies have significant drawbacks. Cytokines are proteins that modulate the function of the innate and adaptive immune system and therefore have potential broad applicability in cancer and autoimmune disorders. We have cytokine Synthorin programs, including IL-2, IL-10 and IL-15 for the treatment of cancer, and another IL-2 Synthorin program for the treatment of autoimmune disorders.

Aldesleukin has been on the market for over 25 years for the treatment of patients with metastatic renal cell carcinoma, or RCC, and metastatic melanoma. Durable clinical responses and in some cases, cures, have been observed in these patients following treatment with aldesleukin due to increases in CD8+ T cells, which are a subset of T cells that identify and destroy tumor cells. However, widespread use of aldesleukin has been limited by toxicities, which include life-threatening and sometimes fatal VLS, as well as by its short half-life, requiring dosing three or more times per day over a period of five days in multiple cycles.

Various modifications of IL-2 have been explored by other companies to overcome these challenges, such as using a random, single, stably pegylated version with a much longer half-life that could be dosed once per week. Clinical results with this form were mixed, with comparable anti-tumor effect but also comparable toxicity to the earlier, non-pegylated IL-2. There are more recent versions of IL-2 in clinical development. One employs a prodrug approach with releasable PEG technology, which potentially allows for masking of toxicity and more specific effect at tumor sites. Another employs a mutein of IL-2, designed to not engage the α chain of the IL-2 receptor, linked to an antibody recognizing tumor specific antigens to deliver IL-2 specifically to tumor sites. Despite these advancements, we believe there remains an unmet need for a safer and more effective IL-2 therapeutic.

Using our Expanded Genetic Alphabet platform technology, we site-specifically pegylated IL-2 to invent THOR-707 for immuno-oncology, or IO. We have designed THOR-707 to kill tumor cells by increasing CD8+ T and NK cells without causing VLS that has been observed with aldesleukin. In our non-human primate, or NHP, preclinical studies THOR-707 at doses ten times higher than the doses observed to maximally expand CD8+ T cells in NHP did not result in signs of VLS, as measured by increases in eosinophil count and lung and liver weight. Published preclinical literature shows that combining IL-2 treatment with PD-1 inhibitors could have synergistic effects in enhancing CD8+ T cell responses. As a result, we believe that THOR-707 in combination with immune checkpoint inhibitors may have greater anti-tumor effects than PD-1 inhibitors alone without the VLS observed with aldesleukin.

Our second IL-2 program is focused on autoimmune disorders based on the observation that low doses of IL-2 can dampen immune cell activation through selective proliferation of CD4+ regulatory T cells, or Tregs. Tregs are a subset of T cells that dampen immune responses and play a role in maintaining tolerance to self-antigens and preventing the emergence of autoimmune disorders. However, the short half-life of low dose IL-2 renders its administration impractical for the treatment of chronic autoimmune disorders. As such, we are developing an IL-2 autoimmune, or AI, Synthorin to overcome this limitation.

Our Programs

We are deploying our novel platform technology to create Synthorins to treat cancer and autoimmune disorders. The following chart summarizes our current programs.

Our Strategy

Our goal is to utilize our proprietary Expanded Genetic Alphabet platform technology to develop optimized biologics. Our initial focus is the development of cytokine immunotherapies to treat cancer and autoimmune disorders. Key elements of our strategy include:

▪

Rapidly advancing our lead product candidate, IL-2 IO Synthorin (THOR-707), through clinical development. We plan to develop THOR-707, an IL-2 Synthorin tuned for preferential CD8+ T cell activation, to treat multiple tumor types. We plan to file an IND with the FDA stating a general solid tumor indication in the second quarter of 2019 and, thereafter, initiate a Phase 1/2 clinical trial of THOR-707 in multiple solid tumor types as both a single agent and in combination with immune checkpoint inhibitors. In this trial, we will evaluate safety and tolerability, pharmacokinetics, biomarker changes and anti-tumor activity. We believe the administration of THOR-707 combined with the existing standard of care could generate substantial clinical benefit leading to accelerated regulatory approval.

▪

Advancing our second program, IL-2 AI Synthorin, into clinical development for autoimmune disorders. We plan to develop an IL-2 Synthorin tuned for preferential Treg activation to treat autoimmune disorders. We have several lead IL-2 AI Synthorin molecules that have demonstrated activity ex vivo in human immune cells and we are advancing these molecules into in vivo studies. We intend to nominate a lead IL-2 AI Synthorin product candidate in 2019 and start IND-enabling studies thereafter. We plan to file an IND in 2020 and begin clinical development thereafter. We plan to conduct a single ascending dose Phase 1a study in healthy volunteers to assess safety and tolerability as well as proof of mechanism, by monitoring induction of biomarkers in Tregs and their proliferation in the blood. We will also test for inhibition of delayed-type hypersensitivity, or DTH, in those volunteers.

▪

Leveraging our proprietary Expanded Genetic Alphabet platform technology to pursue additional Synthorin cytokines in scientifically validated pathways. Our initial focus is on well-known and clinically validated cytokines. We believe this approach will allow us to efficiently and rapidly develop product candidates in multiple indications with reduced development risk, allowing us to more rapidly advance our product candidates to regulatory approval. We are currently developing IO Synthorins for IL-10, IL-15 and other undisclosed cytokines.

▪

Further refining and enhancing the capabilities of our Expanded Genetic Alphabet platform technology. We believe our platform technology has broad applicability, and we will continue to invest in process enhancements and new applications to expand beyond our initial focus in cytokines.

▪

Selectively entering into strategic partnerships while retaining key rights to our programs and platform technology in major pharmaceutical markets. We plan to explore potential partnerships on an asset-by-asset basis to maximize the value of each program while ensuring we maintain significant rights to our programs in major pharmaceutical markets. We also plan to opportunistically enter into strategic collaborations in connection with our platform technology to advance the development of our programs.

Role of Cytokines in Disease

We are initially leveraging our platform technology and drug development capabilities to create a portfolio of cytokines designed to be optimized for the treatment of cancer and autoimmune disorders. Cytokines are proteins that modulate the function of the innate and adaptive immune system. These proteins regulate immune responses by acting as chemical messengers for the body’s immune cells through receptor site binding. Interleukins, such as IL-2, are a specific type of cytokine, produced primarily by white blood cells to signal and organize the immune response. Importantly, many cytokines are pleiotropic, meaning that a single cytokine can simultaneously promote multiple effects, such as producing both stimulatory and inhibitory effects on immune cells. The pleiotropic properties of cytokines complicate their use as therapeutics. Nevertheless, their broad potential makes them versatile therapeutic tools across cancer and autoimmune disorders.

In cancer, cytokines signal the immune system to increase the proliferation and enhance the survival of CD8+ T and NK cells, and then direct these effector cells to infiltrate the tumor and its microenvironment. Through this mechanism, cytokines have demonstrated anti-tumor activity. Two such therapies have received FDA approval for cancer treatment: aldesleukin for metastatic RCC and melanoma and interferon-α for advanced melanoma. However, both of these therapies have limited use due to severe toxicity.

In autoimmune disorders, cytokines can attenuate immune cell activation through selective activation of Tregs. Tregs are important mediators in maintaining immune homeostasis and dampening the immune response. These cells can play a role in maintaining tolerance to self-antigens and preventing autoimmune disorders. An imbalance of Tregs drives a number of autoimmune disorders such as chronic graft versus host disease, atopic dermatitis and Crohn’s disease. The use of cytokines in autoimmune disorders has been limited by a poor dosing profile due to their short half-lives, making their therapeutic application in these chronic disorders impractical.

Challenges of IL-2 Use for IO

Managing the complexities of cytokines, their pleiotropic effects and short half-lives has been the central challenge to their development and adoption as therapeutic agents. The pleiotropic effects of IL-2 are driven by two classes of receptors, the high affinity αßγ and the intermediate affinity ßγ which are expressed on different cell types. Driven by its immune-stimulatory effects on CD8+ T cells which express ßγ, aldesleukin has shown efficacy in treating metastatic RCC and melanoma. In the clinical trial results included in its FDA-approved label, aldesleukin induced objective responses in 15% and cures in 7% of patients with metastatic RCC. Similarly, aldesleukin demonstrated 16% objective response and 6% cures in patients with metastatic melanoma. In these trials, a cure was defined by 60 or more months without disease progression. These anti-tumor effects are observed despite being dampened by activation of immune suppressive Tregs which express the high affinity αßγ receptor at high levels.

However, aldesleukin has severe toxicity associated with its binding to α receptors that limits its use. Important mediators of this toxicity are Type 2 innate lymphoid cells, or ILC-2s, that reside in the endothelium of the vasculature and are activated by aldesleukin. ILC-2s release IL-5 which strongly attracts eosinophils, a type of disease-fighting white blood cell, into the blood vessels. Recruited eosinophils express IL-2 receptor α chain in response to IL-5 and become highly responsive to IL-2. This induces them to release mediators that interact with the vascular endothelium, leading to a loss of the capillary seal and VLS. VLS is a potentially fatal complication of IL-2 therapy and is characterized by pulmonary and peripheral edema, systemic hypotension, hypoperfusion-related shock liver and kidney and rhabdomoyolysis. Shock liver and kidney is an acute concomitant failure of both the liver and kidneys, usually related to an acute precipitating event, such as rapid blood loss or vascular permeability accompanied by extravasation of fluids and proteins into the peripheral tissues, which leads to hypotension and hypoperfusion of these critical organs. Rhabdomoyolysis is a condition in which damaged skeletal muscle breaks down rapidly due to hypoperfusion of the musculature.

The differential effects of high dose versus low dose IL-2 are depicted in the following illustration:

IL-2 Biology Dual Pharmacology Explains Low Therapeutic Index

As a result of the toxicity of aldesleukin, patients receiving the drug must be carefully monitored, and, therefore it is typically administered in the intensive care unit. A typical course of treatment for aldesleukin is three doses per day over five days due to the relatively short 85 minute terminal half-life of aldesleukin in humans.

The FDA-approved clinical aldesleukin dose of 37 mcg/kg results in a transient spike in systemic exposure due to its short half-life and rapid clearance, reaching a peak concentration, or Cmax, close to the half maximal effective concentration, or EC50, for CD8+ T cells and NK cells. This level of activation inefficiently drives their expansion. However, aldesleukin potentially activates memory T cell populations to some extent. Thus, the anti-tumor effect of aldesleukin may be driven predominantly by proliferation of memory T cell populations but is limited in its ability to induce activation of naive CD8+ T cell populations, or induce NK responses, to drive a more robust anti-tumor effect. This may explain aldesleukin’s efficacy in a small percentage of cancer patients treated with the drug. Confounding aldesleukin’s anti-cancer activity, its Cmax dose exposure is above the EC99.8 for activation of Tregs, which highly express the IL-2 receptor α chain. Tregs attenuate CD8+ T cell tumor killing. Furthermore, at its approved dose, aldesleukin also activates vascular ILC-2s that trigger eosinophil activation and consequently, the potentially fatal VLS. Even at lower dosing levels of 6 mcg/kg, patients exhibit a dramatic increase in eosinophil counts. Similar toxicology findings were reported with aldesleukin in NHP in which multiple acute manifestations of VLS were observed at levels greater than 25 mcg/kg including the induction of eosinophilia. The lethal dose of aldesleukin in NHP is 428 mcg/kg.

In order to overcome these limitations, a variety of modifications to high-dose IL-2 regimens have been tested by others, including alterations of dose, schedule and route of administration, as well as chemical alterations of the IL-2 molecular structure. Other modifications, including the addition of toxicity modulators, such as drugs with anti-inflammatory properties or anti-angiogenic agents, have also been tested.

One of the original approaches in improving IL-2 involved pegylation to increase IL-2’s half-life and ease of use. In the 1980s, Cetus Corporation developed a form of IL-2 that was covalently and irreversibly pegylated through random conjugation of one PEG per molecule at a lysine residue. While this molecule increased the half-life of IL-2 to 15.7 hours versus 85 minutes for aldesleukin, a dose escalation study with this drug using one intravenous, or IV, dose per week in 66 solid tumor patients, including 13 metastatic melanoma patients and 16 RCC patients, demonstrated a similar toxicity profile relative to aldesleukin at comparable dose levels. Two metastatic RCC patients and one prostate cancer patient achieved partial remissions, and another RCC patient showed a minor response.

More recently, Nektar Therapeutics, Inc., or Nektar, initiated development of NKTR-214, a modified IL-2 that functions as a prodrug via reversible pegylation at an average of six random lysine residues. PEG release post-dosing leads to the generation of a diverse population of IL-2 species, with some of them being inactive (consistent with previous findings by Cetus), and the terminal product, free IL-2. At the dose level of NKTR-214 (6 mcg/kg) tested in clinical development in combination with nivolumab, an approved immune checkpoint inhibitor, the Cmax values of the monopegylated, dipegylated and free IL-2 species are expected to be at or below EC50 for CD8+ T and NK cells. NKTR-214 alone and in combination with nivolumab induces the proliferation of peripheral and intratumoral CD8+ T cells in some patients.

The need to balance and control multiple biological effects is representative of cytokine drug development challenges and reflects a large unmet need for safer, and potentially more efficacious cytokine therapeutics. We are using our Expanded Genetic Alphabet platform technology to purposefully design pegylated Synthorins to overcome these established cytokine development limitations.

Our Solution—Expanded Genetic Alphabet Platform Technology

Our first-of-its kind Expanded Genetic Alphabet platform technology is based on the addition of our proprietary and novel orthogonal DNA base pair, dTpT3 and dNaM, abbreviated X-Y, to the two natural base pairs, A-T and G-C, to artificially expand the genetic code. We use X-Y to site-specifically incorporate novel amino acids to create Synthorins. These Synthorins have exhibited unique therapeutic properties in preclinical studies, which we believe cannot be achieved without the site-specific incorporation of novel amino acids enabled by our platform technology.

We believe there is broad applicability for our platform technology. To date, we have used our Expanded Genetic Alphabet platform technology to achieve site-specific pegylation of IL-2 and other cytokines. Unlike traditional PEG technologies, which are limited to random conjugation at lysine and cysteine residues or conjugation at the protein’s amino terminus, we believe site-specific, covalent pegylation allows us to specifically design cytokines with optimal pharmacological properties. Our novel X-Y DNA bases enable us to design new codons, which allow for site-specific incorporation of novel amino acids into new, unique proteins.

We use our proprietary engineered semi-synthetic bacterial strain, which is based on a well-established E. coli protein manufacturing strain, to express an artificial base transporter that allows for controllable maintenance of X-Y genetic information. Supplementing cultures of this strain with X-Y nucleotides leads to their intracellular accumulation to support replication of the DNA encoding genes containing X-Y. Induction of transcription stimulates the cell to express the Synthorin mRNA harboring codons comprising X or Y, and the orthogonal transfer RNAs comprising X or Y anticodons, or tRNAs, that decode them. Engineered tRNA synthetase enzymes recognize and specifically charge the Synthorx tRNAs with corresponding novel amino acids added to the medium. The novel amino acids contain dedicated chemical hooks for site-specific bioconjugation with moieties such as PEG. The cell’s natural translation machinery uses these components to decode X-Y codons, site-specifically introducing novel amino acids into the desired Synthorin.

The diagram below captures key steps in the production of our cytokines containing genetically-encoded novel amino acids. Our bacterial strain integrates a transporter that makes the X-Y nucleobases available for efficient new codon insertion into DNA and RNA during replication and transcription, and an orthogonal tRNA synthetase/tRNA pair to enable incorporation of a novel amino acid into the cytokine amino acid chain during translation. The cytokine is then purified and bioconjugated with PEG via bio-orthogonal chemistry.

Optimization of the Expanded Genetic Alphabet and semi-synthetic E. coli strain has been ongoing since our inception. The position of the new base within a codon was examined for yield and fidelity to determine optimal codons for expression. Various media conditions were tested for growth of the E. coli strain starting with a small scale (0.3 mL) through shake flasks (0.025 to 1 L) and then for fermentation (1-5-30-300 L).

Our Unique Platform Technology Enables Creation and Manufacturing of Novel Proteins that are Selected for Optimal Properties

   Denotes proprietary aspects of our platform technology.

Our Programs

Our IL-2 IO Synthorin (THOR-707)

Our first Synthorin is THOR-707, a variant of recombinant human IL-2 that is attached to a PEG, or pegylated, at one specific site. This site-specific pegylation is designed to block engagement of the high affinity IL-2 receptor α chain, extend half-life by slowing THOR-707’s clearance from the body, increase tumor distribution and retention and improve solubility and monodispersity. We believe that THOR-707 has broad potential applicability in the treatment of multiple tumor types. Aldesleukin is approved for the treatment of metastatic RCC and melanoma and pegylated IL-2 has shown promising results in clinical trials in combination with immune checkpoint inhibitors. We plan to file an IND with the FDA stating a general solid tumor indication in the second quarter of 2019 and, thereafter, initiate a Phase 1/2 clinical trial of THOR-707 in multiple solid tumor types as both a single agent and in combination with immune checkpoint inhibitors. We plan to specify particular indications for THOR-707 after our initial clinical trials. In our studies of THOR-707 we plan to target indications historically sensitive to IL-2 and PD-1 inhibitors, such as melanoma, RCC, non-small cell lung cancer, or NSCLC, and urothelial cancer, or UC.

THOR-707 was designed to have the following key advantages:

▪

Improved Selectivity: Preclinical studies have shown that THOR-707 increased intratumoral CD8+ T cells and NK cells without increasing intratumoral Tregs, which we believe is the key prognostic factor for positive clinical outcomes for IO drugs.

▪

Increased Therapeutic Index for VLS: THOR-707 does not bind to the high affinity IL-2 α chain thought to be important for cell types responsible for inducing VLS. To date, in NHP preclinical studies we have not observed signs of VLS, as measured by increases in eosinophils and liver and lung weight, at a dose that is ten times higher than that which provides maximal CD8+ T cell expansion. Therapeutic index means the separation between the amount of a therapeutic agent required to achieve the desired therapeutic effect and the amount of the same therapeutic agent that causes toxicity.

▪

Ease of Use: We believe the extended half-life of THOR-707 will allow dosing no more frequently than once every two weeks. By comparison, aldesleukin is required to be dosed three or more times per day over a period of five days in multiple cycles, generally in an intensive care unit.

▪	Reduced Risk for Anti-Drug Antibodies: Anti-drug antibody production could limit the efficacy of a drug. We believe our pegylation strategy will limit the production of anti-drug antibodies.

THOR-707 was discovered by creating a library of IL-2 polypeptides with the novel amino acid installed at different single sites known by crystallographic models and mutational analysis to engage the α chain of the IL-2 receptor. As shown in the diagram below, THOR-707 blocks engagement of the IL-2 receptor α chain. The stable covalent attachment of the PEG provides epitope masking for reduced immunogenic potential.

Our Expanded Genetic Alphabet Platform Technology Applied to the Design of a “Not Alpha” IL-2 Drug via a Single, Stable PEG attached to the Novel Amino Acid via Bio-Orthogonal Chemistry

IL-2 binds to the IL-2 receptor αßγ complex at high affinity because of the α chain	Targeted pegylation of THOR-707 at the novel amino acid blocks alpha chain binding

IL-2 IO Synthorin (THOR-707) Market Opportunity

We are initially developing THOR-707 in tumor types well-documented to be responsive to IL-2 and PD-1 IO agents, including but not limited to melanoma, RCC, NSCLC and UC. Since most patients with these tumor types will eventually progress when treated with standard of care, there is a need for new combination therapies to improve response and durability. We believe, if successfully developed and approved, THOR-707 in combination with immune checkpoint inhibitors and/or current or potential future standard of care agents represents a promising therapeutic option for patients with these serious life-threatening diseases. Based on published literature, worldwide sales of immune checkpoint inhibitors exceeded $10 billion in 2017 and are projected to exceed $20 billion by 2020. We intend to develop THOR-707 to be used in combination with immune checkpoint inhibitors, as well as with other standard of care therapeutics across different lines of therapy. As a result, we believe that the market opportunity for THOR-707 is comparable to that of immune checkpoint inhibitors.

THOR-707 Preclinical Results

We have conducted numerous preclinical studies to assess the pharmacological activity of THOR-707 across a variety of binding, cell-based and in vivo models. As shown in the figure below, our studies have provided evidence that THOR-707 lacks α chain binding while maintaining similar ß chain binding relative to native IL-2. Thus, THOR-707 has similar affinity for the IL-2 receptor signaling ßγ complex expressed on NK and CD8+ T cells with no measurable affinity for the IL-2 receptor α chain expressed on Tregs, ILC-2s and eosinophils because site-specific pegylation blocks IL-2 receptor α chain engagement.

Surface Plasmon Resonance (SPR) Binding Study: THOR-707 Did Not Engage the IL-2 Receptor α Chain, But Showed Similar ß Chain Engagement

To obtain additional evidence that THOR-707 has reduced bias for activation of Tregs, we conducted immune cell stimulation studies using freshly isolated, primary human leukocytes. Similar to our binding data, these cell-based studies showed that THOR-707 was a potent IL-2 ßγ receptor agonist that did not engage the IL-2 receptor α chain, as seen in the figures below. In comparison, aldesleukin was 670-fold more potent in activating the Tregs’ αßγ receptor complex compared to CD8+ T cells.

Primary Human Immune Cell Data Demonstrated “Not Alpha” Activity for THOR-707

THOR-707 Preclinical Studies

We have tested THOR-707 in mice and cynomolgus monkeys for safety and expansion of CD8+ T cells in the periphery and in tumor. Human IL-2 pharmacology was found to be comparable between human and cynomolgus monkey for both Treg and CD8+ T cells. However, for mouse, human IL-2 potency was similar for Treg cells but showed a steep drop in potency for mouse CD8+ T cells. Thus, human IL-2 was much less potent in mouse cells not expressing the α chain of the IL-2 receptor, or IL-2R. As a result, much higher doses were required in mouse compared to monkey. Potency data are summarized in the table below:

	Binding KD (SPR) nM		IL-2R EC50 (pSTAT5) pg/mL
Species	IL-2Rα	IL-2Rß	CD4+ Treg Cell	CD8+ T Cell
Human	1.71	360	6.5	4,884
Mouse	23.5	N.D.*	12.7	366,276
Cynomolgus	2.9	270	9.15	2,372

* Not determined.

SPR binding studies suggested that human IL-2 binds similarly to the human and cynomolgus IL-2 receptor α and ß chains; human α KD: 1.71 nM; mouse α KD: 23.5; cynomolgus monkey α KD: 2.9 nM; human ß KD: 360 nM; mouse ß KD: N.D.; cynomolgus monkey ß KD: 270 nM.

THOR-707 Preclinical Studies in Non-Human Primates (NHPs)

NHPs are a well established species for profiling IL-2 pharmacology and toxicology. Therefore, we performed single and repeat dosing studies in cynomolgus monkeys to assess THOR-707’s pharmacology and safety. Pharmacokinetic analysis of THOR-707 showed that the molecule had an improved half-life of 11 hours versus aldesleukin’s 85 minutes, which resulted in an area under the curve, or AUC, of 76,100 ng*h/mL.

Upon single administration, THOR-707 primarily induced proliferation of lymphocytes in the white blood cell population with no expansion seen in the eosinophil population as seen in the figure to the left below. This is in strong contrast to aldesleukin, which has been observed to induce both the proliferation of lymphocytes and eosinophils. We believe this observation is critical for two reasons: (1) aldesleukin in humans potently biases white blood cell expansion to eosinophils (see figure to the right below), a key pathogenic component of VLS; and (2) upon single dose administration of 100 and 300 mcg/kg of THOR-707 in NHP, there were no clinical or pathological toxicity observations. As a reference, the strong eosinophilia shown in the figure to the right below corresponds to dosing of aldesleukin at 50 mcg/kg/day IV, slightly above the approved dose of 37 mcg/kg. We believe these data strongly suggest that THOR-707 is an engineered form of IL-2 that drives expansion of tumor killing lymphocytic populations without inducing eosinophil propagation.

THOR-707 Induced Proliferation of Lymphocytes in NHP with No Observed Effect on Eosinophils	Aldesleukin Induced Eosinophil Expansion in Humans at 50 mcg/kg

Once a week repeat intravenous, or IV, dosing in NHP also showed that THOR-707 had no significant adverse effects at either the 100 or 300 mcg/kg doses. As was the case for the single dose study, the pharmacodynamic response, demonstrated by lymphocyte proliferation, at 300 mcg/kg was comparable to 100 mcg/kg. At 1000 mcg/kg, there were no signs of VLS as measured by increases in eosinophils and lung and liver weight. THOR-707 had a therapeutic index of greater than or equal to ten in NHP for VLS. Additionally, phenotyping of the lymphocyte population revealed that THOR-707 induces the proliferation of CD8+ T cells, which we believe is a key prognostic factor for positive clinical outcomes for IO drugs. We therefore believe that THOR-707’s therapeutic index will allow us to dose at levels that drive maximal CD8+ T cell expansion without causing VLS. As seen below in the figure on the left, this effect is comparable at 100, 300 and 1000 mcg/kg. When the level of Ki-67 expression was examined in the CD8+ T cell population, it correlated with maximal proliferation, which appeared to be ≥60% as shown in the figure on the right. In this study, THOR-707 induces transient dose-dependent peripheral proliferation of Tregs in NHP after single and repeat IV administration. If expansion of Tregs in the periphery is important to dampen the autoimmune effect of immune checkpoint inhibitors, THOR-707 would be expected to have this property that favors tolerability when used in combination.

Activation and Proliferation of	Ki67 Expression in
Peripheral CD8+ Teff Cells	Peripheral CD8+ Teff cells
Following Administration of THOR-707	Following Administration of THOR-707

As observed in multiple clinical studies evaluating immune checkpoint inhibitors, the absolute CD8+ T cell counts in the peripheral blood and in the tumor microenvironment, or TME, strongly correlate to clinical responses in cancer patients. Therefore, we believe that inducing the proliferation of CD8+ T cells in NHP blood, without inducing notable toxicities at concentrations that maximize CD8+ T cell expansion represents the critical attribute that is required to improve the anti-tumor effect observed with immune checkpoint inhibitors. Based on the results of our NHP studies, we believe that IL-2 receptor α chain binding is not required to induce expansion of CD8+ T cells in humans.

THOR-707 Preclinical Studies in Mice

In addition to NHP, we examined the pharmacokinetics and pharmacodynamics of THOR-707 relative to aldesleukin by performing single IV bolus dosing of these molecules in naïve mice at 300 mcg/kg. Bioconjugation to PEG extended the half-life (from 0.5 hours to 13.3 hours) and increased the AUC of THOR-707 >100-fold (from 432 ng*h/mL to 45,600 ng*h/mL) relative to aldesleukin. This expanded AUC has a pronounced effect on pharmacodynamic markers of IL-2 pharmacology. In our studies, we measured the biomarker pSTAT5 and induction of cell proliferation. Cell proliferation was evaluated using the marker Ki-67 and cell counts. pSTAT5 levels in CD8+ T cells and NK cells were correlated with the pharmacokinetics of both THOR-707 and aldesleukin. For example, data in CD8+ T cells are shown below. Persistent elevation of pSTAT5 was observed in both NK and CD8+ T cells up to 72 hours in mice dosed with THOR-707, while pSTAT5 induction completely returned to baseline after only two hours in mice dosed with aldesleukin.

pSTAT5 translated into proliferative responses 72–120 hours post-IV single dosing of THOR-707 (300 mcg/kg) in CD8+ T and NK cells. This was not observed with single IV dose aldesleukin (300 mcg/kg). CD8+ T and NK cell activation was confirmed by the upregulation of Ki-67. Phenotypic analysis of CD8+ T cells revealed substantial expansion of CD44+ memory T cells within this population, as shown below right.

Sustained Increase in pSTAT5+ CD8+ T Cells Observed in Mice Treated with 300 mcg/kg THOR-707 via IV Bolus Dose

Phenotype Analysis of CD8+ T Cells Demonstrates Extension of CD44+ Memory T Cells

We examined the effect of THOR-707 in eliciting CD8+ T and NK cell infiltration into a mouse syngeneic tumor model of melanoma, B16F10. A single IV dose of THOR-707 at 3,000 mcg/kg elicited infiltration of CD8+ T and NK cells into the tumor with no change in Treg cell numbers (below left). CD8+ T and NK cells infiltrated those tumors with delayed kinetics relative to the peak of proliferation for these cells in the peripheral compartment (below right). The observed increase versus time in CD8+ T cell/Treg ratios suggests that infiltration induced by a single dose of THOR-707 may persist well beyond one week.

THOR-707 Elicited Expansion of CD8+ T Cells in the Periphery	THOR-707 Elicited Strong CD8+ Teff Expansion and Infiltration Following a Single IV Administration

THOR-707 has shown a relatively high distribution into the tumor, 8% of the plasma concentration at Cmax, potentially due to a substantially larger hydrodynamic radius because of pegylation relative to aldesleukin. Furthermore, THOR-707 has demonstrated a near doubling in tumor half-life relative to plasma, from 12.6 to 24.6 hours, as shown in the figure below.

B16F10 Tumor vs Plasma PK After 3,000 mcg/kg IV Administration of THOR-707

THOR-707 has shown anti-tumor effects in a syngeneic mouse model as a single agent and in combination with a murine PD-1 antibody. CT-26 tumor cells were implanted into mice and once growth was established, THOR-707 was administered weekly alone or in combination with twice weekly mPD-1 antibody and tumor volume was measured over time. The anti-tumor effects observed in mice following administration of THOR-707 as a single agent and combined with a PD-1 antibody following dosing every week, or QW, are shown in the figures below.

THOR-707 Exhibited Dose Dependent

Activity as a Single Agent

Scatter-plot, Day 17

THOR-707 Demonstrated Superior Activity When Combined with a mPD-1 Antibody

Compared to Both Agents Alone

THOR-707 Preclinical Safety Studies

We have tested THOR-707 in multiple initial preclinical safety studies, including mice and NHP. In NHP, there were no signs of clinical toxicity at any of the dose levels examined, including organ weight, clinical chemistry parameters and the release of plasma cytokines, including IL-5 at systemic exposures of THOR-707 over EC99. In mice, we conducted a single IV dose escalation study with doses ranging from 10 to 5,000 mcg/kg. As a control, aldesleukin was administered IV twice a day for three days at the same doses. The most significant difference between THOR-707 and aldesleukin study arms was a pronounced, dose-dependent elevation in peripheral IL-5 observed only with aldesleukin. The release of IL-5 following administration of aldesleukin is associated with a serious adverse event, VLS, which limits the use of aldesleukin. Aldesleukin activates other cell types that reside at the endothelium of the vasculature, including ILC-2s, which express the α chain of the IL-2 receptor at significant levels. These cells release IL-5, a powerful chemoattractant for eosinophils, in response to IL-2 activation. IL-5 induces expression of the IL-2 receptor α chain in eosinophils, making them highly responsive to IL-2. Upon recruitment to the vascular endothelium and activation by IL-2, they release toxic agents that damage the endothelial lining, leading to loss of capillary seal and VLS. IL-2 dosing in humans strongly induces eosinophilia, making this cell type a major component of the leukocyte fraction of IL-2 treated cancer patients, even at relatively low dose levels.

The substantial dose dependent elevation observed in plasma IL-5, expected from treatment with aldesleukin, was not observed with THOR-707. In comparison, the release of IFN-α was not fundamentally different between THOR-707 and aldesleukin, which is expected from their role in T cell activation. Taken together, these data suggest THOR-707’s “not alpha” pharmacological profile in vivo is favorable, including the lack of activation of IL-5 release, which drives eosinophilia and VLS.

Assessment of PEG Stability and Anti-Drug Antibody Formation Risk

Covalent pegylation shields the novel amino acid in THOR-707, preventing its presentation by major histocompatibility class II, or MHC-II, complexes, and decreasing its potential to become an immunogen. Our laboratory studies have provided evidence of the stability of THOR-707’s PEG conjugation chemistry at high temperature and in acidic conditions for up to 96 hours, which is equivalent to 8.7 drug half-lives based on NHP data. Nevertheless, we conducted studies to gauge the likelihood of immunogenicity should the PEG become dislodged. In silico analysis of the IL-2 sequence revealed that the region modified with the novel amino acid was lacking MHC-II P1 anchor amino acid residues essential for peptide engagement to this complex. This approach is an FDA recommended strategy to assess the potential immunogenicity of a target site of a biologic therapeutic whose sequence has been mutated. Testing of antigen presenting cells from human donors across 17 common MHC-II haplotypes provided further evidence that the region of THOR-707 pegylated, positions 55-75, is unlikely to be presented. Only one donor haplotype was observed to present the modified region of THOR-707. This contrasts with other regions of IL-2 not modified in THOR-707. Another IL-2 region, positions 78-97, which is not mutated in THOR-707, is mutated in multiple preclinical and clinical IL-2 molecules in development and was presented by 11 out of 17 human donors tested.

These findings suggest that the target region for modification exhibits low potential as an immunogen if the covalent, stable attachment of the PEG became dislodged. In addition, THOR-707 has shown improved solubility and hence reduced aggregation relative to aldesleukin. We believe reduced aggregation will eliminate or greatly reduce the potential to generate anti-drug antibodies, or ADAs, caused by cross-linking of B cell receptors.

Clinical Development Plan for THOR-707

The initial clinical development plan for THOR-707 has the following objectives:

▪

Observe a safe and pharmacodynamically active dose, detect an optimal biological dose, or OBD, identify the maximum tolerated dose, or MTD, and establish a recommended phase 2 dose, or RP2D, for THOR-707 as a single agent and in combination with a PD-1 inhibitor in solid tumors via dose escalation;

▪

Observe the clinical activity of THOR-707 across select populations of interest as monotherapy, including but not limited to patients with unmet needs, and in combination with PD-1 and PD-L1 inhibitors as well as with other anti-tumor therapeutics (e.g. chemotherapy, targeted therapies, other cytokines) via dose expansion.

The rationale behind our clinical development plan for THOR-707 is based on the following:

▪

The approved IL-2 (aldesleukin) is limited by the morbid and sometimes fatal complication of VLS, a result of IL-2 interaction with alpha receptors on innate lymphoid cells situated in the vascular endothelium; THOR-707 has no alpha receptor interaction based-on studies in NHP, where no measurable VLS was seen at the doses explored;

▪

Aldesleukin was approved as a single agent for RCC and melanoma, with response rates of just over 15 percent in clinical trial subjects; these responses are related to IL-2-induced proliferation of tumor-killing CD8+ T cells (effector and memory) via beta-gamma receptor interaction; and

▪

Aldesleukin at the approved dose is clinically active as a single agent and in combination with PD-1 inhibitors as both IL-2 and PD-1 inhibitors increase tumor-killing CD8+ T cells; due to severe toxicities, the approved dose of aldesleukin does not reach an effective concentration that maximally activates and expands tumor-killing CD8+ T cells.

The HAMMER Study, or HAMMER, will evaluate THOR-707 in three parts; as a single agent via dose escalation (Part 1), in combination with a PD-1 inhibitor via dose escalation (Part 2) and in combination with other anti-tumor therapeutics including anti-PD-1 and anti-PD-L1 inhibitors via dose expansion (Part 3).

HAMMER Part 1 will utilize a dose escalation design to establish a RP2D for THOR-707 as a single agent. Subjects with solid tumors and that have likely failed or are unable to tolerate available treatment options will be enrolled in this part of the study. In addition to exploring safety, tolerability and anti-tumor effects at different dose levels, Part 1 of the study will assess different schedules of administration. For example, in one dose cohort THOR-707 will be administered intravenously, or IV, on an every two-week schedule and in another dose cohort THOR-707 will be administered IV on an every three-week schedule. The MTD for THOR-707 as a single agent will be declared when two of six subjects in a dose cohort have experienced a dose-limiting toxicity, or DLT, at the same dose level; the MTD is one dose level below. In the event the MTD for a dose cohort is not reached, a RP2D may be declared by review of other available pharmacokinetic and/or pharmacodynamic data from biomarker analysis described above.

HAMMER Part 1 will utilize select biomarkers to assess receptor engagement using phosphoSTAT5, or pSTAT5, and anti-tumor immune activity using Ki67 expression (a nuclear protein associated with and necessary for cell proliferation, including CD8+ T cells) and peripheral expansion of T cell subpopulations including CD8+ T cells as well as their infiltration within the tumor and its microenvironment (tumor infiltrating lymphocytes, or TILs). The TIL assessment will be dependent on the availability of tumor tissue from biopsy.

Part 2 of HAMMER will be triggered by review of safety and tolerability in single agent dose cohorts and by observing available biomarker data, which will include signals of anti-tumor immune activity such as CD8+ T cell Ki67 expression at or above the threshold level, an anti-tumor level of proliferating peripheral CD8+ T cells and an anti-tumor level of TILs.

HAMMER Part 2 will utilize a dose escalation design to establish a RP2D for THOR-707 in combination with a PD-1 inhibitor. Subjects with solid tumors where PD-1 inhibitor treatment has been established will be enrolled in this part of the study. For each dose level within a cohort THOR-707 will be administered IV every three weeks in combination with the approved dose of a PD-1 inhibitor. The RP2D for THOR-707 in combination with a PD-1 inhibitor will be declared based on the MTD or, in the event the MTD for a dose cohort is not reached, then the RP2D may be declared by review of other available pharmacokinetic and/or pharmacodynamic data.

HAMMER Part 3 dose expansion will begin when the RP2D of THOR-707 has been established as a single agent and/or in combination with a PD-1 inhibitor.

Select populations will be enrolled in HAMMER Part 3 to further test the clinical utility of THOR-707 as a single agent in subjects with established unmet needs where a rationale for IL-2 monotherapy exists. Other populations will be enrolled in Part 3 dose expansion to further test the clinical utility of THOR-707 in combination with PD-1 inhibitors as well as to test THOR-707 in combination with PD-L1 inhibitors, with chemotherapy, with targeted therapies, with other cytokines (e.g. IL-10) and with other established and emerging anti-tumor therapeutics across multiple tumor types and lines of therapy.

Specifically, in HAMMER Part 3 we intend to test the clinical utility of THOR-707 in combination with PD-1 or PD-L1 inhibitors but also in patients that have relapsed following treatment with PD-1 or PD-L1 inhibitors or other immuno-oncology therapies, as a single agent and in combination with other anti-tumor therapeutics.

In addition, HAMMER Part 3 may test THOR-707 alone or in combination with other anti-tumor therapeutics including PD-1 and PD-L1 inhibitors in select populations where standard of care immune-based therapies, such as PD-1 and PD-L1 inhibitors alone or in combination with other anti-tumor therapeutics, have demonstrated to date limited clinical utility. These populations may include but not be limited to subjects with tumors that demonstrate low to non-PD-L1 expression, low tumor mutational burden, low microsatellite instability, low interferon gamma sensitivity, or increased regulation of MHC-II, which facilitates tumor antigen presentation as well as subjects with disseminated disease, primarily to the liver and/or the central nervous system.

Potential post-HAMMER exploratory studies may include combinations of THOR-707 with adoptive cell transfer therapy, vaccines and oncolytic viruses.

IL-2 Synthorin for Autoimmune (AI) Indications

Acute activation of the immune system and its cytotoxic functions are critical to protecting the body from infection. Once the threat has been neutralized, the body downregulates the immune system to minimize damage to normal tissue. This balance of activation and deactivation is called immune homeostasis. Autoimmunity reflects a loss of immune homeostasis and is an immune response directed against the body’s own cells. Tregs are important mediators in maintaining immune homeostasis. An imbalance of Treg function is thought to drive a number of autoimmune disorders, such as chronic graft versus host disease, or GVHD, atopic dermatitis and Crohn’s disease.

IL-2 AI Market Opportunity

Current therapeutic agents used to treat autoimmune disorders only address symptoms of disease, which at times can mediate disease modification. There continues to be an unmet need for curative treatment options for autoimmune disorders. We plan to develop our IL-2 AI Synthorin initially in chronic GVHD, atopic dermatitis and Crohn’s disease. Based on published data, we project that these three markets represent over a $10 billion worldwide market opportunity for our IL-2 AI Synthorin program.

Graft Versus Host Disease Market Opportunity

GVHD is a common complication of allogenic hematopoietic stem cell transplantation, or HSCT, that occurs when transplanted donor-derived immune cells recognize the patient’s cells as foreign and attack them. There are roughly 8,500 HSCTs performed each year in the United States. GVHD can manifest as acute or chronic forms and in severe cases, significantly increases the risk of non-relapse mortality. Despite prophylactic treatment, acute GVHD affects 30-70% of recipients and chronic GVHD occurs in 20-50% of recipients depending on the type of transplant, patient characteristics and GVHD prophylaxis regimen. Both forms of GVHD commonly affect organs such as the skin, gastrointestinal tract, liver, oral mucosa and eyes.

Atopic Dermatitis Market Opportunity

Approximately 28 million people in the United States suffer from atopic dermatitis, a chronic, inflammatory skin disease that is most commonly first diagnosed in childhood. Atopic dermatitis is characterized by skin barrier disruption and immune dysregulation. Patients with atopic dermatitis may have chronically inflamed skin lesions. Non-steroidal topical therapies (such as the topical calcineurin inhibitors Elidel and Protopic) are also used in the treatment of atopic dermatitis, but have boxed warnings for side effects that limit their use. Thus, there remains an unmet need for new therapies, especially for moderate to severe atopic dermatitis.

Crohn’s Disease Market Opportunity

Crohn’s disease is an inflammatory bowel condition that can lead to abdominal pain, severe diarrhea, fatigue, weight loss and malnutrition. Approximately 700,000 people in the United States are affected by Crohn’s disease. In 2016, there were approximately 45,000 newly diagnosed cases of Crohn’s disease in the United States.

Rationale for IL-2 Synthorin for Autoimmune Indications

None of the currently approved therapies for autoimmune disorders are curative. We believe IL-2 therapeutics offer the potential to drive long-lasting tolerance in autoimmune indications by inducing Treg development and function. Doses of IL-2 well below those used for oncology regimens have been observed to preferentially expand Tregs, which we believe could lead to clinical benefit in some autoimmune disorders. Clinical studies have shown that low-doses of IL-2 drive Treg expansion and possible clinical benefit in chronic GVHD and hepatitis C virus-induced vasculitis.

To date, the use of low-dose IL-2 for autoimmune disorders has been limited by inconvenient dosing because of its short-half-life of 85 minutes. Recently, others have attempted to develop low-dose IL-2 with improved half-life and stronger activation of Treg over CD8+ T cells. Some molecules currently in clinical development involve complex molecular designs, which we believe have the potential to elicit ADAs, while others include pegylated versions.

Our IL-2 AI Synthorin

Our second development program is focused on the development of an IL-2 Synthorin that is designed to be optimized for autoimmune indications. We have designed several IL-2 Synthorins to have improved half-lives and preferential binding to the IL-2 αßγ receptor complex, which leads to preferential activation of Tregs over CD8+ T cells. We believe that this potential PK/PD profile will allow us to have an increased therapeutic index in autoimmune indications.

The Unique Design of Our IL-2 AI Synthorins Reduces ßγ Affinity

Short half-life Teff and Treg	Extended half-life Biased to Treg

We are currently screening IL-2 variants for functional activity. As illustrated in the figure below, we have identified multiple potential product candidates for development based on the effect of these Synthorins on the proliferation of CTLL-2 cells that, similar to Tregs, express the αßγ form of the IL-2 receptor complex. CTLL-2 is a subclone of T cells derived from a C57bl/6 mouse. These cells require IL-2 for growth and therefore are used to assay for its presence. Our lead IL-2 AI Synthorin, THOR-805, increased proliferation of CD4+ Tregs in mice in a dose dependent manner following a single IV bolus dose without increases in CD8+ Teff cells. The CD4+ Tregs show increased markers of suppressive function, such as FoxP3, Helios, CD25 and ICOS. Example data are shown in the figures below. We intend to nominate a lead IL-2 AI Synthorin product candidate in 2019 and start IND-enabling studies thereafter. We plan to file an IND in 2020 and begin clinical development thereafter. We expect to conduct a single ascending dose Phase 1a study in healthy volunteers to assess safety and proof of mechanism, by monitoring induction of biomarkers in Tregs and their proliferation in the blood. We will also test for delayed-type hypersensitivity, or DTH, in those volunteers, a facile test to evaluate translation of Treg cell expansion into clinical benefit, by down-modulating T cell responses to a recall antigen.

Effect of Our IL-2 AI Synthorins On the Proliferation of CTLL-2 Cells That Express IL-2 αßγ Receptors

IL-10 IO Synthorin

IL-10 is a naturally occurring immune cell growth factor in humans that is critical for the proliferation and cytotoxic activity of tumor specific CD8+ T cells. IL-10 generates tumor immunity by activation of tumor-infiltrating CD8+ T cells, cellular proliferation and induction of IFN-α, which plays a role in MHC class tumor antigen presentation, and cytotoxic proteins mediating target cell lysis. Increased T cell receptor stimulation on CD8+ T cells provides antiapoptotic and proliferation signals. An unexpected role for IL-10 in the TME is the inhibition of pro-inflammatory Th17 cells and cytokines responsible for tumor associated inflammation leading to dampening of anti-tumor effector cell responses. Third-party preclinical studies have shown that IL-10 deficiency increases tumor incidence and reduces immune surveillance. Additionally, treatment of Her2 transgenic mice with pegylated IL-10 has led to tumor rejection but requires expression of IFN-α and granzyme-expressing CD8+ T cells, with a significant increase in CD8+ T cells in the tumor. Clinical studies with a modified IL-10 (AM0010) indicate its potential as a single agent (over 20% response rate in later line RCC), and for use in combination with immune checkpoint inhibitors and/or chemotherapeutic agents. An important aspect of IL-10 physiology is its anti-inflammatory activity, which we believe may translate into a larger therapeutic index for combination with agents that are known to elicit immune toxicity, including immune checkpoint inhibitors.

We are using our Expanded Genetic Alphabet platform technology to develop an IL-10 Synthorin with extended half-life and improved pharmacokinetics. We have selected sites for pegylation that avoid interference with IL-10 dimerization (IL-10 is a “head-to-tail” domain-swapped homodimer) and binding to IL-10 receptor. Our IL-10 Synthorin will have one PEG bioconjugate per monomer (two PEGs per homodimer), which we believe will result in a longer half-life. We expect to begin in vitro and in vivo studies of our Synthorin IL-10 in the first half of 2019 and begin IND-enabling studies thereafter.

IL-15 IO Synthorins for IO

IL-15 is another immunoregulatory cytokine with a well-established role in the activation of NK and CD8+ T cells. IL-15 shares the same receptor signaling complex with IL-2 (ßγ chains) yet has its own α receptor chain to which it binds with very high affinity. Because of that, IL-15 drives persistence signaling that is key to the establishment and persistence of tumor-fighting memory CD8+ T cell populations. Another difference of IL-15 relative to IL-2 is that it does not induce activation-induced cell death. In cancer, IL-15 may also have potential clinical applications including enhancement of NK antibody-dependent cell-mediated cytolysis. This therapeutic modality taps into the capacity of endogenous NK cells to bind the Fc domain of tumor cell targeting antibodies, effecting their destruction. We believe that our approach, which obviates the need for a toxin conjugate, may result in few toxicities relative to antibody-drug conjugates. Multiple third-party studies are ongoing with several engineered human IL-15 forms at different stages of preclinical and clinical development, including combinations with checkpoint inhibitors. Most of these agents in development involve complex chimeric polypeptide designs, carrying a risk for eliciting anti-drug antibody responses in treated patients. Several studies also target IL-15’s potent activation of NK and CD8+ T cells to enhance the efficacy of adoptive NK cell therapies.

We are using our Expanded Genetic Alphabet platform technology to design and develop two different forms of IL-15 Synthorins by site-specific pegylation: (1) a half-life extended form, capable of engaging its three receptor chains; and (2) a “not alpha” form that is also half-life extended, but with a PEG that blocks engagement of the IL-15 receptor α chain designed for fewer toxicities. Both IL-15 Synthorin forms are designed for preservation of IL-15 native potency at the ßγ receptor signaling complex, which is shared between IL-2 and IL-15. We believe that our IL-15 IO Synthorin will have a low risk for ADAs and an extended half-life. We have identified two “not alpha” IL-15 Synthorins and expect to identify a development candidate in the first half of 2019.

Our Early Stage Programs

In addition to IL-10 and IL-15, we are evaluating other Synthorin programs targeting undisclosed cytokines that play critical roles in the orchestration of anti-tumor responses by innate and adaptive immune cells. Many of these cytokines have been validated in clinical studies as single agents or in combination with other oncology therapeutics. We are using our platform technology to optimize the half-life of these cytokines, which should positively impact their pharmacodynamics and ease of use.

Competition

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing treatments and new treatments that may become available in the future.

We compete with other companies working to develop immunotherapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. These companies are developing cytokines as immunotherapies, as well as different modalities, including monoclonal antibodies, cell therapies, oncolytic viruses and vaccines.

There are a number of other IL-2 cytokine programs in clinical development for oncology, including programs from Alkermes plc, Alopexx Oncology LLC, Altor Biosciences, Inc., Avadel Pharmaceuticals plc, Cue Biopharma, Inc., Medicenna Therapeutics Corp, Nektar Therapeutics, Neoleukin Therapeutics, Inc., Philogen S.p.A., Roche AG, Sutro Biopharma, Inc., Xoma Corporation and one IL-2 therapy that has been approved and marketed as Proleukin (aldesleukin) by Nestle S.A. Additionally, there are a number of IL-10 cytokine programs in clinical development for oncology, including programs from ARMO BioSciences (Eli Lilly and Company), AstraZeneca plc, Bristol-Myers Squibb, and IL-15 cytokine programs from Altor BioSciences, ARMO BioSciences (Eli Lilly and Company), Admune Therapeutics (Novartis AG), Cytune Pharma, Nektar Therapeutics and Xencor, Inc. Our initial targeted indications for THOR-707 include melanoma, RCC, NSCLC and UC. Treatment for these patients has historically been chemotherapies and targeted therapies such as tyrosine kinase inhibitors. Recently, companies have developed immunotherapies, including monoclonal antibodies, cell therapies, cytokines, oncolytic viruses, vaccines and various combination therapies to improve patient outcomes in these indications. We believe that if THOR-707 were approved for use in oncology, it could potentially be in competition with these therapies in development or other approved therapies.

There are a number of other companies developing or marketing treatments for the same autoimmune disorders we are targeting with our IL-2 AI Synthorin program. Additionally, Nektar Therapeutics and Eli Lilly and Company, ILTOO Pharma (Les Laboratoires Servier SAS), Delinia, Inc. (Celgene Corporation), Amgen Inc., Roche and Medicenna all have modified or low-dose IL-2 programs in development for the treatment of autoimmune disorders.

Many of our competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, preclinical testing, clinical trials, manufacturing and marketing than we do. Future collaborations mergers and acquisitions may result in further resource concentration among a smaller number of competitors. These competitors will also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety and convenience.

Our Other Material Agreements

Support Services Agreement with COI Pharmaceuticals, Inc.

In February 2015, we entered into a Support Services Agreement, or the COI Agreement, with COI, which outlines the terms of services provided by COI to us, as well as the fees charged for such services. The agreement was amended and restated in October 2017 and includes research and development services, business development services, general administrative services, facilities support services and laboratory supplies and equipment for use in research and development services.

The initial term of the COI Agreement expired in October 2018, at which time the agreement automatically renewed for an additional one-year period. The agreement will continue to renew for additional one-year renewal periods until terminated by the parties. Either party may terminate the agreement with 30 days written notice.

Master Services Agreement and Scope of Work for Contract Manufacturing Services Agreement with Cytovance

In April 2018, we entered into a Master Services Agreement and a Scope of Work for Contract Manufacturing Services with Cytovance. Pursuant to the agreements, Cytovance provides development activities and drug substance and drug product manufacturing services, including formulation of drug substance, component testing, storage, product testing and analysis, and inspection of drug products, or the Services. In addition to payment for the Services, we are obligated to pay Cytovance the cost of raw materials, outsourced testing, shipping and audits. These additional costs include, for example administrative fees ranging from the mid-single-digit percentages of fees paid by us for outsourced testing, outsourced material and waste disposal fees, to fees in the mid-teen percentages of costs paid by us for the purchase of materials.

The Master Services Agreement expires in April 2023. Either party may terminate the agreements (i) at any time if the other party becomes insolvent or files for bankruptcy and (ii) for material breach if the other party has not cured the breach within 30 days of receiving written notice of the breach. We may terminate the agreements at any time with 60 days written notice. Cytovance may terminate the agreements with 60 days written notice, provided that all Services to be performed pursuant to all work orders under the Master Services Agreement have been completed.

Manufacturing

We do not own or operate, and currently have no plans to establish, any large-scale manufacturing facilities. To date, we have successfully produced active drug of our Synthorins internally and externally working in conjunction with our third party manufacturers for use in our in vitro and in vivo models. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, including Cytovance Biologics and other third parties for the manufacture of our Synthorins using our proprietary E. coli strain, as well as for commercial manufacture if any of our product candidates obtain marketing approval. We are working with these manufacturers to scale up our manufacturing capabilities to support our clinical plans. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our product candidates, as well as for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

Overview of our Manufacturing Process

The Synthorx E. coli strain, which parallels the parental strain BL21(DE3), responds to standard parameters used for fermentation optimization. Typical to E. coli, the overall fermentation process takes less than one week to produce, and the cell paste harvest product can be isolated for downstream processing or stored for later downstream processing. The first step of the downstream purification process is the isolation and preparation of the insoluble inclusion bodies. These are then solubilized and reduced prior to refolding into its active state. The product is then pegylated using bio-orthogonal chemistry. The material is then captured via ion exchange chromatography resin to initially purify it from many of the host cell impurities. Further polishing is done via chromatography and finally the drug substance is exchanged into its final formulation by the way of tangential flow filtration and subsequent conditioning. The drug substance is then tested and can be stored as an intermediate at frozen state.

Commercialization Plan

We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities and have no experience as a company commercializing products. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

Intellectual Property and License Agreements

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining rights in patents intended to cover our future product candidates and compositions, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We also rely on the TSRI Agreement for intellectual property rights that are important or necessary for the development of our product candidates. We also rely, in some circumstances, on trade secrets and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our current and future product candidates, novel discoveries, product development technologies and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, copyright protection, know-how, continuing technological innovation and confidential information to develop and maintain our proprietary position.

As for the product candidates we develop and plan to commercialize, as a normal course of business, we intend to pursue composition and therapeutic use patents, as well as novel indications for our product candidates. We also seek patent protection with respect to novel discoveries, including new active agent applications. We have sought and plan to continue to seek patent protection, either alone or jointly with our collaborators, as our license agreements may dictate.

Regardless of the coverage we seek under our existing patent applications, there is always a risk that an alteration to the product or process may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret patent scope after issuance. Moreover, many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. Moreover, we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any current or future issued patents will adequately protect our intellectual property.

Our patent estate includes applications with claims directed to our product candidates and claims directed to our Expanded Genetic Alphabet platform technology for potential future products and developments. On a worldwide basis, as of February 15, 2019, our patent estate included eight pending applications for our product candidates and one granted patent and 19 pending applications for our Expanded Genetic Alphabet platform technology. In the United States, as of February 15, 2019, we owned or licensed nine pending applications filed that are directed to our technology. Outside the United States and including PCT applications, as of February 15, 2019, we owned or licensed one granted patent and 18 pending applications. Any patents that issue from these applications are expected to expire between 2034 and 2040 excluding any extension of patent term that may be available.

For Synthorins, as of February 15, 2019 we have two solely owned families directed to the composition and therapeutic use of Synthorin IL-2 and IL-15 product candidates. The IL-2 family contains two PCT applications and an application in Argentina and Taiwan, respectively. We also filed a provisional application directed to further compositions and therapeutic uses of Synthorin IL-2 in February 2019. The IL-15 family contains one U.S. provisional application. Any patents that issue from these applications are expected to expire between 2038 and 2040 excluding any extension of patent term that may be available. In addition, in November 2018 we filed a provisional application directed to the composition and therapeutic use of Synthorin IL-10. Any patents that ultimately issue from this provisional application are expected to expire around 2039 excluding any extension of patent term that may be available. Further, in December 2018 we filed a provisional application directed to the composition and therapeutic use of a Synthorin from our undisclosed cytokine programs. Any patents that ultimately issue from this provisional application are expected to expire around 2039 excluding any extension of patent term that may be available.

Our patent portfolio contains six in-licensed patent families from TSRI and one co-owned patent family with TSRI directed to the Expanded Genetic Alphabet platform technology. These patents are subject to retained rights by TSRI to allow academic and non- profit research institutions to practice the licensed technology and patents for non-commercial purposes. As of February 15, 2019, these families also include one granted patent in Taiwan and pending applications in Argentina, Australia, Canada, Europe, Eurasia, Japan and Taiwan. These patents are expected to expire between 2034 and 2038 excluding any extension of patent term that may be available. For more information regarding our license agreement with TSRI, please see “Our License and Collaboration Agreements” appearing in Part I, Item 1 of this Annual Report on Form 10-K.

In some instances, we submit patent applications directly with the USPTO as provisional patent applications. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in an application. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

We file U.S. non-provisional applications and Patent Cooperation Treaty, or PCT, applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the 152 PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications.

At the end of the period of two and a half years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first two and a half years of filing.

For all patent applications, we determine claiming strategy on a case-by-case basis. Advice of counsel and our business model and needs are always considered. We file patents containing claims for protection of all useful applications of our proprietary technologies and any products, as well as all new applications and/or uses we discover for existing technologies and products, assuming these are strategically valuable. We continuously reassess the number and type of patent applications, as well as the pending patent claims to ensure that maximum coverage and value are obtained for our processes and compositions, given existing patent office rules and regulations. Further, claims may be modified during patent prosecution to meet our intellectual property and business needs.

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention and the ability to satisfy the enablement requirement of the patent laws. The patent positions of therapeutic companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our future product candidates or for our platform technology. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

In addition to patents, we have filed for trademark registration at the USPTO for “Synthorin” and “Synthorx”. Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, please see “Risk Factors–Risks Related to Our Intellectual Property” appearing in Part I, Item 2 of this Annual Report on Form 10-K.

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our future products and services. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future technology may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention.

For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property” appearing in Part I, Item 2 of this Annual Report on Form 10-K.

Patent Term and Patent Term Extensions

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug are extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug, however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

Trade Secrets

We rely, in some circumstances, on trade secrets to protect our unpatented technology. However, trade secrets can be difficult to protect. We seek to protect our trade secrets and proprietary technology and processes, in part, by entering into non-disclosure and confidentiality agreements with our employees, consultants, collaborators, scientific advisors, suppliers, contractors and other third parties. In addition, we enter into employment agreements that require employees to assign to us any inventions, trade secrets or know-how that they develop while employed by us. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and our trade secrets and other proprietary information may be disclosed. We may not have adequate remedies for any breach and could lose our trade secrets and other proprietary information through such a breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Our License and Collaboration Agreements

License Agreement with TSRI

In July 2014, we entered into the TSRI Agreement with TSRI, which was amended in September 2018. Pursuant to the TSRI Agreement, we have an exclusive, worldwide, royalty-bearing, sublicensable license under certain of TSRI’s patent rights, know-how and biological materials, or the Licensed Technology, to make, use, sell, offer for sale and import products covered by the claims of the licensed patent rights or developed by us through the use of the Licensed Technology, or the Licensed Products, and to otherwise exploit the Licensed Technology. The Licensed Technology forms the basis of our proprietary Expanded Genetic Alphabet platform technology. The license granted to us by TSRI under the Licensed Technology is subject to certain U.S. Government rights and certain other limited rights retained by TSRI.

Under the TSRI Agreement, upon execution of the license, we made an upfront, non-creditable, non-refundable payment in an amount in the low five-digit dollar range and issued 30,663 shares of our common stock to TSRI. Pursuant to the terms of the TSRI Agreement, in July 2015, we issued 8,711 additional shares of our common stock to TSRI.

Since July 2017, we have been required to pay TSRI a minimum annual royalty in the low five-digit dollar range. We are also obligated to pay running royalties in the low single digit percentages on our or our sublicensees’ net sales of the Licensed Products on a country-by-country and product-by-product basis. Certain of these payment obligations may be increased during the pendency of any challenge of the licensed patent rights by us, our affiliates, or sublicensees. In the event that we are required to obtain a license under patent rights held by a third party to prevent infringement of the Licensed Products, we may offset our royalty obligations to TSRI by up to a maximum mid-double digit percentage of any royalties we pay to such third party. However, in no event, can we reduce the royalties payable to TSRI by more than a mid-double digit percentage in any calendar quarter. Our royalty obligations as to each product shall terminate on a country-by-country basis upon the expiration of the last-to-expire of the licensed patent claims in each such country that cover the Licensed Products. These patents are expected to expire between 2034 and 2039 excluding any extension of patent term that may be available. We are also required to pay TSRI (i) an amount in the low-double digit percent range of sublicensing revenues, (ii) an amount in the high-single digit percent range of non-sublicensing transaction revenues, such as amounts received for grants of licenses to third parties and grants of other distribution or marketing rights, payable in shares of the Company’s capital stock and (iii) milestone payments of up to $2.4 million for each Licensed Product relating to such revenues or payments.

The TSRI Agreement will expire upon the expiration of all of the royalty payment obligations under the TSRI Agreement, unless it is terminated sooner by the parties. The parties may terminate the TSRI Agreement by mutual written consent. TSRI may terminate the TSRI Agreement (i) if we do not make a payment due under the agreement and we fail to cure the non-payment within 15 days after receiving written notice, (ii) if we default on our indemnification or insurance obligations under the TSRI Agreement, (iii) with 45 days’ written notice if TSRI has a reasonable basis to believe that we are not using commercially reasonable efforts to develop and obtain regulatory approval to market the licensed products as promptly as is reasonably and commercially feasible and to produce and sell reasonable quantities of the licensed products sufficient to meet market demand, (iv) if we become insolvent or file for bankruptcy, (v) if an audit shows that we underpaid TSRI by 15% or more in a calendar year and a subsequent audit conducted within three years of the first audit shows similar underpayment for a subsequent calendar year, (vi) if we are convicted of a felony relating to the development, manufacture, use, marketing, distribution or sale of Licensed Products, (vii) if we, our affiliates or sublicensees challenge the licensed patent rights or (viii) if we default in performance of any of our obligations under the TSRI Agreement and do not cure the default within 45 days of receiving written notice of the default. We may terminate the TSRI Agreement by giving 90 days’ advance written notice.

Research Funding and Option Agreement with TSRI

In July 2014, we entered into a Research Funding and Option Agreement for certain technologies with TSRI, which was amended in September 2015, September 2016, October 2017 and August 2018. Pursuant to this agreement, as amended, we provide funding to TSRI to conduct certain research activities under a research program and TSRI has granted us an exclusive option to acquire during a certain period of time an exclusive, worldwide license, with the right to sublicense to make, use, offer for sale, sell and import certain intellectual property arising from the research program that relate to our Expanded Genetic Alphabet platform technology, for the discovery and development of innovative protein therapeutics for the treatment of cancer and autoimmune disorders. Any intellectual property to which we exercise the foregoing option will be included in the license granted under the TSRI Agreement. Our rights and obligations under the agreement are subject to certain U.S. Government rights and certain other limited rights retained by TSRI.

TSRI has the right to adjust the payment amounts owed by us to reflect changes in the indirect cost rate negotiated between TSRI and the U.S. Government that will be in effect during the quarter that the work is performed. TSRI must provide notice to us prior to the effective date of such payment amount adjustments.

The agreement will continue in effect until the earlier of (a) July 2019, and (b) the completion of the research program, unless extended or terminated by the parties. The agreement may be terminated by mutual agreement. TSRI may terminate the agreement if we do not make a payment due under the agreement and fail to cure such non-payment within 30 days after receiving notice. Either party may terminate the agreement (i) if the other party fails to perform any obligations under the agreement and fails to cure such failure within 60 days after receiving notice or (ii) if the other party becomes insolvent or files for bankruptcy.

Government Regulation

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our products will be regulated as biologics. With this classification, commercial production of our future products will need to occur in registered and licensed facilities in compliance with current Good Manufacturing Practice, or cGMP, for biologics.

Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our future product candidates must be approved, or in the case of biologics, licensed, by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

▪

completion of nonclinical, also referred to as preclinical, laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

▪	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
▪	approval by an IRB or ethics committee at each clinical site before the trial is commenced;
▪

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

▪

submission to the FDA of a biologics license application, or BLA, for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

▪

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

▪	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
▪	FDA review and approval, or licensure, of the BLA.

Before testing any biological product candidate, including our future product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

▪

Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

▪

Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

▪

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Given that we have introduced a new base pair, this may add additional complexities to the characterization of our bacterial strain and final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for marketed biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. Under PDUFA, the FDA has agreed to certain performance goals to complete the review of BLAs. The FDA may give a priority review designation to biological products that offer significant improvements in safety or efficacy, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for original BLAs, which typically adds approximately two months to the timeline for review and decision from the date of submission.

The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any product for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life- threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a fast track product, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Any product, submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Breakthrough therapy designation is intended to expedite the development and review of products that treat serious or life-threatening conditions. The designation by FDA requires preliminary clinical evidence that a product candidate demonstrates substantial improvement over currently available therapy. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same product if relevant criteria are met. If a product is designated as breakthrough therapy, FDA will expedite the development and review of such product.

Where applicable, we plan to request Fast Track and Breakthrough Therapy Designation for our future product candidates. Even if we receive one or both of these designations for our future product candidates, the FDA may later decide that our future product candidates no longer meet the conditions for qualification. In addition, these designations may not provide us with a material commercial advantage.

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although a physician may prescribe a legally available product for an off-label use, if the physicians deems such product to be appropriate in his/her professional medical judgment, a manufacturer may not market or promote off-label uses. It is permissible, however, for a manufacturer to share in certain limited circumstances truthful and not misleading information that is consistent with, but outside of, the product’s approved labeling.

After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biological products.

To help reduce the increased risk of the introduction of adventitious agents, the PHS Act emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHS Act also provides authority to the FDA to immediately suspend biologics licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases within the United States.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development in the future.

U.S. Marketing Exclusivity

The Biologics Price Competition and Innovation Act, or BPCIA, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its molecule as highly similar to an approved innovator biologic, among other requirements. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. This 12-year period of data exclusivity may be extended by six months, for a total of 12.5 years, if the FDA requests that the innovator company conduct certain pediatric clinical investigations of the product.

Depending upon the timing, duration and specifics of the FDA approval of the use of our future product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our current and future activities with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS (e.g., the Office of Inspector General), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our business practices, including our clinical research, sales, marketing and scientific/educational grant programs may be required to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the patient data privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, transparency requirements, and similar state and local laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any good, item, facility or service reimbursable, in whole or part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers and other third parties on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, or ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is implicated. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for a medical or other item or service that was not provided as claimed or is false or fraudulent.

The federal false claims laws, including the federal False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment or approval from Medicare, Medicaid or other federal payors, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies are being investigated or, in the past, have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved or off-label, and thus non-reimbursable, uses.

HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Also applicable to our business are analogous U.S. state laws and regulations, including state anti-kickback and false claims laws, which may apply to claims involving healthcare items or services reimbursed by any third-party payor, including private insurers our business practices.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information, including protected health information, or PHI. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain PHI in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, may not have the same effect, and are not preempted by HIPAA, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain.

State and local laws also require pharmaceutical and biotechnology companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, establish marketing compliance programs, restrict payments that may be made to healthcare professionals and entities and other potential referral sources, file periodic reports with the state relating to pricing and marketing, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register field representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the federal, state and local healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, exclusion, debarment or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any future product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our future products, in addition to the costs required to obtain the FDA approvals. Our future product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Affordable Care Act substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

▪

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;

▪

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the AMP;

▪

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

▪	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
▪

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

▪	expansion of the entities eligible for discounts under the 340B Drug Discount Program;
▪	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

▪	expansion of healthcare fraud and abuse laws, including the FCA and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
▪	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
▪	requirements to report certain financial arrangements with physicians and teaching hospitals;
▪	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;
▪

establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011; and

▪	a licensure framework for follow on biologic products.

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress enacted The Tax Cuts and Jobs Act of 2017, or the Tax Act, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While neither the Texas District Court Judge, Trump administration nor CMS have stated that the ruling will have an immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts will impact the Affordable Care Act. Congress is continuing to consider legislation that would alter other aspects of the Affordable Care Act. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is unclear.

We anticipate that the Affordable Care Act, if substantially maintained in its current form, will continue to result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our future products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2027, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

Additionally, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The Foreign Corrupt Practices Act

The FCPA prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our future products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under European Union regulatory systems, we must submit an MAA. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. The designation may provide 10 years of market exclusivity in Europe, subject to certain limited exceptions. However, the designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Additionally, the collection and use of personal health data in the European Union are governed by the provisions of the Data Protection Directive, and as of May 2018, the GDPR. These directives impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of February 28, 2019, we had 38 full-time employees. Of these employees, 14 hold Ph.D. or M.D. degrees and 31 are engaged in research and development. All of our employees are located in La Jolla, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate and Other Information

We were originally incorporated in Delaware in January 2014 under the name Alinos, Inc. In March 2014, we changed our name to Synthorx, Inc. Our principal executive offices are located at 11099 N. Torrey Pines Road, Suite 190, La Jolla, California 92037, and our telephone number is (858) 750-4700. Our corporate website address is www.synthorx.com, to which we regularly post copies of our press releases as well as links to reports we have filed with the Securities and Exchange Commission, or SEC, which are available free of charge as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issues press releases, file reports with the SEC or post certain other information to our website. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K or our other filings with the SEC.

We have pending trademark applications in the United States for Synthorx™ and Synthorin™. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report on Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

Risks Related to Our Business and Industry

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

We are an early stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2014. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing our platform technology, optimizing the licensed technology, identifying potential product candidates, enhancing our intellectual property portfolio and undertaking research and preclinical studies and enabling manufacturing for our development programs. Our approach to the discovery and development of product candidates based on our Expanded Genetic Alphabet platform technology is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, we currently only have one product candidate, THOR-707, which has not yet commenced clinical development, and all our other development programs are in discovery or preclinical stages. We have not yet demonstrated an ability to successfully submit an IND or successfully complete any Phase 1, Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a clinical or commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our products are not successfully developed and approved, we may never generate any revenue. Our net loss was $56.6 million, $5.9 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 we had an accumulated deficit of $69.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as THOR-707 and any future product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. The net losses we incur may fluctuate significantly from quarter to quarter.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

If we are unable to raise additional capital when needed, we may be forced to delay, reduce or eliminate our development programs or other operations.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we pursue development of research programs and marketing approvals for our IL-2 Synthorins for the treatment of cancer and autoimmune disorders and advance any other product candidates that we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. If we obtain marketing approval for THOR-707 or any other product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our current and any future drug candidates, and otherwise pursue our business strategy. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public reporting company.

As of December 31, 2018, we had cash and cash equivalents of $188.4 million. We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. In particular, we expect that our existing cash and cash equivalents will allow us to report clinical biomarker proof-of-concept data for THOR-707 as a single agent and in combination with an immune checkpoint inhibitor, identify a product candidate in the IL-2 AI Synthorin program and complete IND-enabling studies for such program, and identify development candidates for our IL-10 and IL-15 Synthorin programs. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

▪	the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of THOR-707 and any other future product candidates;
▪	the number and characteristics of product candidates that we pursue;
▪	the outcome, timing and costs of seeking regulatory approvals;
▪	the cost of manufacturing THOR-707 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
▪	the costs of any third-party products used in our combination clinical trials that are not covered by such third party or other sources;
▪	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
▪	the receipt of marketing approval and revenue received from any potential commercial sales of THOR-707 or other product candidates;
▪	the cost of commercialization activities for THOR-707 and future product candidates we develop if we receive marketing approval, including marketing, sales and distribution costs;
▪	the emergence of competing therapies and other adverse market developments;

▪	the ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
▪

the amount and timing of any payments we may be required to make pursuant to our exclusive license agreement with The Scripps Research Institute, as amended, or the TSRI Agreement, or other future license agreements;

▪	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
▪	the extent to which we in-license or acquire other products and technologies; and
▪	the costs of operating as a public company.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our platform technology or product candidates.

Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our financing plans or the terms of such financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, current stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to declare dividends, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights to our platform technology or product candidates or grant licenses on terms unfavorable to us. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. As of December 31, 2018, we had federal and state net operating loss carryforwards of $32.9 million and $32.3 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in its equity ownership by “5-percent shareholders,” as defined in the Code, over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our prior financings or other transactions, we may have in the past experienced, and we may in the future experience, ownership changes, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us and could have an adverse effect on our future results of operations. Similar provisions of state tax law may also apply.

Under recently enacted U.S. federal tax legislation, although the treatment of net operating loss carryforwards arising in tax years beginning on or before December 31, 2017 has generally not changed, net operating loss carryforwards arising in tax years beginning after December 31, 2017 may be used to offset only 80% of taxable income and may not be carried back. In addition, net operating losses arising in tax years ending after December 31, 2017 may be carried forward indefinitely, as opposed to the 20-year carryforward under prior law.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are initially developing our lead product candidate, THOR-707, in tumor types well-documented to be responsive to IO agents, including melanoma, renal cell carcinoma, non-small cell lung cancer and urothelial carcinoma. As a result, we may forego or delay pursuit of opportunities in other cancer types that may prove to have greater potential. Likewise, we may forego or delay the pursuit of opportunities with other potential product candidates that may prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

Risks Related to the Discovery, Development, Regulatory Approval and Commercialization of Our Product Candidates

Our business is highly dependent on the success of our initial IL-2 Synthorins targeting cancer and autoimmune disorders, which are in the early stages of development. All of our development programs are in the preclinical or discovery stage and will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a product commercially.

Our business and future success is highly dependent on our ability to obtain regulatory approval of and then successfully launch and commercialize our IL-2 Synthorins, including our lead product candidate, THOR-707. We are in the early stages of our development efforts. All of our development programs, including THOR-707, are still in the preclinical or drug discovery stage. We have invested substantially all of our efforts and financial resources in developing THOR-707 and other potential product candidates and conducting preclinical studies. To date, we have not filed an IND with the FDA and have only had limited interactions with the FDA regarding our clinical development plans. We plan to file an IND for THOR-707 in the second quarter of 2019 and an IND for our IL-2 AI Synthorin lead drug candidate in 2020. In particular, THOR-707, as our first planned clinical program, may experience preliminary complications surrounding trial execution, such as complexities surrounding FDA acceptance of our IND, trial design and finalizing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses or safety issues.

We are not permitted to market any biological product in the United States until we receive approval of a Biologics License Application, or BLA, from the FDA. We have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection.

FDA approval of a BLA is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of THOR-707 and any future product candidates. The success of our product candidates will depend on several factors, including the following:

▪	completion of preclinical studies and clinical trials with favorable results;
▪

acceptance of INDs by the FDA or similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;

▪	receipt of marketing approvals from applicable regulatory authorities, including BLAs from the FDA and maintaining such approvals;
▪	making arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities;
▪	maintaining an acceptable safety profile of our products following approval; and
▪	maintaining and growing an organization of scientists and business people who can develop our products and technology.

Generally, public concern regarding the safety of biopharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for THOR-707 or future product candidates.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of THOR-707, as well as any future product candidates, which may never occur. However, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our current or any future product candidates, we may not be able to generate sufficient revenue to continue our business.

Our approach to the discovery and development of product candidates based on our Expanded Genetic Alphabet platform technology is unproven, and we do not know whether we will be able to develop any products of commercial value.

The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our first-in-kind Expanded Genetic Alphabet platform technology. While we have had favorable preclinical study results related to THOR-707 based on our platform technology, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our approach may be unsuccessful in moving THOR-707 from preclinical studies into clinical development, discovering additional product candidates, and any product candidates that we are currently developing may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

All of our product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Manufacturing Synthorins incorporating our novel amino acids is uncertain and our novel E.coli strain has never produced products at a clinical or commercial scale. We may be unable to manufacture Synthorins at the scale needed for clinical development and commercial production on a timely basis or at all, which would adversely affect our ability to conduct clinical trials and seek regulatory approvals or commercialize our programs, which would have an adverse effect on our business.

Although E.coli bacteria is commonly used to manufacture therapeutic proteins, our novel, proprietary strain has never been utilized to manufacture proteins for clinical trials or commercialization of any product candidates. As a result, the risk of delays or failure is high. Before we can commence clinical trials for a product candidate, the Synthorins manufactured using our E. coli strain must complete extensive analytical testing and be qualified for use in human studies. We cannot be certain of the timely completion or outcome of our analytical testing and suitability for human studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical material or if the outcome of our analytical testing will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. In addition, we cannot be certain that we will be able to produce products at the scale required for our clinical trials and, for any approved products, commercial production on a timely basis or at all, which could also have an adverse effect on our business.

Preclinical and clinical trials are expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will complete clinical trials evaluating their safety and effectiveness in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. To date we have never advanced a product candidate into a clinical trial. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies of THOR-707, we do not know whether THOR-707 will perform in future clinical trials as it has performed in these prior studies. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially and adversely affected.

We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

▪	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;
▪	we may experience issues in reaching a consensus with regulatory authorities on trial design;
▪	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
▪

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

▪	changes to a clinical trial protocol;
▪	clinical trial sites deviating from a trial protocol or dropping out of a trial;
▪	subjects failing to enroll or remain in clinical trials at the rate we expect, or failing to return for post-treatment follow-up;
▪	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
▪	subjects experiencing severe or unexpected drug-related adverse effects;
▪	clinical trials of our product candidates may produce unfavorable or inconclusive results;
▪	we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
▪	we may need to add new or additional clinical trial sites;
▪

our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

▪	any changes to manufacturing process that may be necessary or desired;
▪	the cost of preclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources; or
▪

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain sufficient quantities of combination therapies for use in clinical trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond the clinical trials and testing that we contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these clinical trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with any of product candidates, we may:

▪	incur additional unplanned costs;
▪	be delayed in obtaining marketing approval, if at all;
▪	obtain approval for indications or patient populations that are not as broad as intended or desired;
▪	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
▪	be subject to additional post-marketing testing or other requirements;
▪	be required to perform additional clinical trials to support approval;
▪	have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
▪	be subject to the addition of labeling statements, such as warnings or contraindications;
▪	have the product removed from the market after obtaining marketing approval;
▪	be subject to lawsuits; or
▪	experience damage to our reputation.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

In addition to the factors above, we may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions, which may be costly, time consuming and may not be successful at all. For example, we intend to change the current lyophilized formulation of the drug substance for THOR-707 to a liquid formulation to improve convenience of administration. Our failure to successfully initiate and complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our clinical trials. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

▪	the severity of the disease under investigation;
▪	the patient eligibility and the inclusion and exclusion criteria defined in the protocol;
▪	the size and health of the patient population required for analysis of the trial’s primary endpoints;
▪	the proximity of patients to study sites;
▪	the design of the trial;
▪	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
▪

clinicians’ and patients’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

▪	our ability to obtain and maintain patient consents; and
▪	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, we rely on and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we will have limited influence over their performance.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not yet initiated clinical trials for any of our product candidates, as is the case with many treatments for cancer and autoimmune disorders, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The treatment-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, our planned clinical trial in combination with an immune checkpoint inhibitor may result in adverse events based on the combination therapy that may negatively impact the reported safety profile in such clinical trial. For example, checkpoint inhibitors have been shown to have adverse events, including immune-related adverse events on the liver and other organ systems, which may limit the maximum dose in our clinical trials or otherwise negatively impact our combination clinical trials.

Further, by design, clinical trials rely on a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates after such approval, a number of potentially significant negative consequences could result, including:

▪	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
▪	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
▪

regulatory authorities may require a REMS plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

▪	we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;
▪	we may be subject to regulatory investigations and government enforcement actions;
▪	regulatory authorities may withdraw or limit their approval of such product candidates;
▪	we may decide to remove such product candidates from the marketplace;
▪	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
▪	we may suffer reputational harm.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We expect to develop THOR-707, and potentially future product candidates, in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

We intend to develop THOR-707, and likely other future product candidates, in combination with one or more cancer therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer, such as autoimmune disorders. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

Our planned clinical trial in combination with an immune checkpoint inhibitor may result in adverse events based on the combination therapy that may negatively impact the reported safety profile in such clinical trial. For example, checkpoint inhibitors have been shown to have adverse events, including immune-related adverse events on the liver and other organ systems, which may limit the maximum dose in our clinical trials or otherwise negatively impact our combination clinical trials.

We may not be successful in our efforts to identify or discover additional product candidates.

Although we intend to explore other therapeutic opportunities in addition to the product candidates that we are currently developing, we may fail to identify or discover viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

▪	the research methodology used may not be successful in identifying potential indications and/or product candidates;
▪	potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or
▪

it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our current product candidate or to develop suitable additional product candidates through internal research programs, which could materially adversely affect our future growth and prospects.

We may become exposed to costly and damaging liability claims and any product liability insurance we may obtain may not cover all damages from such claims.

We are exposed to potential product liability risks that are inherent in the research, development, manufacturing, marketing and use of biopharmaceutical products. The future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts.

Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If any of our product candidates were to cause adverse side effects during clinical trials or after approval thereof, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our product candidates. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

▪	delay or termination of clinical trials;
▪	decreased demand for any product candidates or products that we may develop;
▪	injury to our reputation and significant negative media attention;
▪	withdrawal of clinical trial participants;
▪	costs to defend the related litigation;
▪	a diversion of management’s time and our resources;
▪	substantial monetary awards to trial participants or patients;
▪	product recalls, withdrawals or labeling, marketing or promotional restrictions;
▪	significant negative financial impact; and
▪	the inability to commercialize our product candidates.

Although we will seek to procure product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. As the expense of insurance coverage is increasing, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be materially harmed.

We have never commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize any of our products that receive regulatory approval on our own or together with collaborators.

We have never commercialized a product candidate. We currently have no sales force, marketing or distribution capabilities. To achieve commercial success of our product candidates, if any are approved, we will have to develop our own sales, marketing and supply capabilities or outsource these activities to one or more third parties.

Factors that may affect our ability to commercialize our product candidates on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or persuading adequate numbers of physicians to prescribe our product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization requires significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the United States, the European Union or other key global markets. To the extent we need to rely upon one or more third parties, we may have little or no control over the marketing and sales efforts of those third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We will also face competition in any search for third parties to assist us with the sales and marketing efforts of our product candidates. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.

The successful commercialization of our product candidates will depend in part on the extent to which we obtain and maintain favorable coverage, adequate reimbursement levels and pricing policies with third party payors.

The availability and adequacy of coverage and reimbursement by third-party payors, including governmental healthcare programs such as Medicare and Medicaid, managed care organizations, and private health insurers, are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by third-party payors will have an effect on our ability to successfully commercialize our product candidates. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for our product candidates, if approved, or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates, if approved. Even if our product candidates are approved and we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Interim reimbursement levels for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved, and may not be able to obtain a satisfactory financial return on our product candidates.

There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved products. The regulations that govern marketing approvals, pricing, and reimbursement for new medicines vary widely from country to country. In the United States, third-party payors play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States for how third-party payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates, if approved.

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor and coverage and reimbursement by one payor does not guarantee coverage and reimbursement by another payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer as well as drugs targeting autoimmune disorders. There are other companies working to develop immunotherapies for the treatment of cancer and drugs targeting autoimmune disorders including divisions of pharmaceutical and biotechnology companies of various sizes. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We are developing our initial product candidates for the treatment of cancer and autoimmune disorders and currently none of these therapies are approved. There are already a variety of available drug therapies marketed for cancer and some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.

Competition may further increase as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. We are aware that Admune Therapeutics (Novartis AG), Alkermes plc, Avadel Pharmaceuticals plc, Alopexx Oncology LLC, Altor BioSciences, Inc., Armo BioSciences (Eli Lilly and Company), AstraZeneca plc, Bristol-Myers Squibb, Cue Biopharma, Inc., Cytune Pharma, Medicenna Therapeutics Corp, Nektar Therapeutics, Neoleukin, Therapeutics, Inc., Philogen S.p.A., Roche AG, Sutro Biopharma, Inc., Xencor, Inc. and Xoma Corporation are developing IL-2, IL-10 or IL-15 cytokine programs for oncology and Proleukin (aldesleukin) is marketed by Nestle S.A. for the treatment of metastatic RCC and melanoma. Additionally, we are aware that Amgen Inc., Eli Lilly and Company, Delinia, Inc. (Celgene Corporation), ILTOO Pharma (Les Laboratoires Servier SAS), Medicenna, Nektar and Roche have modified or low-dose IL-2 programs in development for the treatment of autoimmune disorders. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel product candidates or to in-license novel product candidates that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA approval for or commercializing drugs before we do, which would have an adverse impact on our business and results of operations.

The availability of our competitors’ products could limit the demand and the price we are able to charge for any product candidate we commercialize, if any. The inability to compete with existing or subsequently introduced drugs would harm our business, financial condition and results of operations.

We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any product candidate approved in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If we are unable to obtain marketing approval in jurisdictions outside the United States, we will not be able to market our product candidates outside of the United States.

In order to market and sell THOR-707 or any of our future product candidates in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis or at all.

Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, cancer treatments like chemotherapy, radiation therapy and certain existing immunotherapies are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

▪	the efficacy, safety and potential advantages compared to alternative treatments;
▪	the prevalence and severity of any side effects;

▪	the convenience and ease of administration compared to alternative treatments;
▪	the clinical indications for which the product candidate is approved;
▪	the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
▪	the ability to obtain sufficient third-party insurance coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy;
▪	the strength of marketing, sales and distribution support;
▪	the effectiveness of our sales and marketing efforts;
▪	the approval of other new products for the same indications; and
▪	our ability to offer our products, if approved, for sale at competitive prices.

Our operations, including our use of hazardous materials, chemicals, bacteria and viruses, require us to comply with regulatory requirements and expose us to significant potential liabilities.

Our operations involve the use of hazardous materials, including chemicals, and may produce dangerous waste products. Accordingly, we, along with the third parties who will conduct clinical trials and manufacture our products and product candidates on our behalf, are subject to federal, state, local and foreign laws and regulations that govern the use, manufacture, distribution, storage, handling, exposure, disposal and recordkeeping with respect to these materials. We are also subject to a variety of environmental and occupational health and safety laws. Compliance with current or future laws and regulations can require significant costs and we could be subject to substantial fines and penalties in the event of noncompliance. In addition, the risk of contamination or injury from these materials cannot be completely eliminated. In such event, we could be held liable for substantial civil damages or costs associated with the cleanup of hazardous materials.

Our employees, independent contractors, contract research organizations, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, contract research organizations, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs.

Risks Related to Our Dependence on Third Parties

If we fail to comply with our obligations in our agreement with TSRI, we could lose rights that are important to our business.

We rely heavily on the TSRI Agreement pursuant to which we exclusively in-license certain patents and know-how related to our proprietary Expanded Genetic Alphabet platform technology and development programs. The TSRI Agreement imposes, and we may enter into additional agreements, including license agreements, with other parties in the future that impose, diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

The TSRI Agreement gives us exclusive worldwide rights to develop, manufacture, and commercialize certain of TSRI’s patent rights, know-how and biological materials relating to our Expanded Genetic Alphabet platform technology. For more information, see “Our License and Collaboration Agreements—License Agreement with TSRI” appearing in Part I, Item 1 of this Annual Report on Form 10-K.

If we fail to comply with our obligations to TSRI under the TSRI Agreement, TSRI may have the right to terminate the TSRI Agreement, in which event we would not be able to develop, obtain regulatory approval for, manufacture or market any product candidate that is covered by the TSRI Agreement, including THOR-707, which would materially harm our business, financial condition, results of operations and growth prospects. Any termination of the TSRI Agreement or reduction or elimination of our rights thereunder may result in our having to negotiate new or reinstated agreements with less favorable terms. Any termination of the TSRI Agreement would cause us to lose our rights to important intellectual property or technology.

We will rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

We will depend upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.

We currently rely and will rely heavily in the future on third parties over the course of our preclinical studies and clinical trials, and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements for clinical trials, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with biologic product produced under cGMP requirements and may require a large number of patients.

Our failure or any failure by these third parties to comply with the applicable regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we plan to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

The manufacturing of biologics is complex and we do not have our own clinical manufacturing capabilities. We will rely on third parties to produce clinical and commercial supplies of any future product candidates.

We will rely on third-party contract manufacturers to manufacture some of our preclinical product candidate supplies and will rely on third-party contract manufacturers to manufacture all of our clinical trial product supplies. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Additionally, the process of manufacturing biologics is complex, highly-regulated and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely harm our business.

We have entered into a contract manufacturing services agreement with Cytovance Biologics, or Cytovance, pursuant to which we agreed to retain their services for manufacturing process development and to manufacture clinical supply of THOR-707 to cGMP specifications. If Cytovance is unable to supply us with sufficient clinical grade quantities of THOR-707, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we locate and qualify new manufacturers. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. Additionally, we currently rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If our current or future suppliers are unable to supply us with sufficient raw materials for our preclinical studies and clinical trials, we may experience delays in our development efforts as we locate and qualify new raw material manufacturers. Further, for our combination clinical trial of THOR-707 with an immune checkpoint inhibitor, we will need to procure supply of the immune checkpoint inhibitors for use in the clinical trial. If we are unable to procure sufficient supply from third-party manufacturers or other sources, we may be required to purchase our supply of checkpoint inhibitors on the open market, which may result in significant additional expense.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with their standards, such as cGMPs. In the event that any of our manufacturers fail to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. The transfer of the manufacturing of biologic products to a new contract manufacturer can be lengthy and involve significant additional costs. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer would negatively affect our ability to develop product candidates in a timely manner or within budget.

Further, our reliance on third-party manufacturers exposes us to risks beyond our control, including the:

▪	inability to meet our drug specifications and quality requirements consistently;
▪	inability to initiate or continue preclinical studies or clinical trials of product candidates under development;
▪	delay or inability to procure or expand sufficient manufacturing capacity;
▪	manufacturing and drug quality issues, including related to scale-up of manufacturing;
▪	failure to comply with cGMP and similar foreign standards;
▪

reliance on a limited number of sources, and in some cases, single sources for drug components and raw materials, such that if we are unable to secure a sufficient supply of these drug components and raw materials, we will be unable to manufacture and sell our future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;

▪	lack of qualified backup suppliers for those components and raw materials that are purchased from a sole or single source supplier;
▪	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
▪	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
▪

operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or the issuance of an FDA Form 483 notice or warning letter;

▪	carrier disruptions or increased costs that are beyond our control;
▪	failure to deliver our drugs under specified storage conditions and in a timely manner; and
▪	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

Some of these events could be the basis for FDA action, including injunction, recall, seizure, or total or partial suspension of production resulting in failure to begin our clinical trials or having to stop ongoing clinical trials. In addition, our third-party manufacturers and suppliers are subject to FDA inspection from time to time. Failure by our third-party manufacturers and suppliers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidate may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. In addition, our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment and disposal of waste products, and failure to comply with such laws and regulations could result in significant costs associated with civil or criminal fines and penalties for such third parties. Based on the severity of the regulatory action, our clinical or commercial supply of drug and packaging and other services could be interrupted or limited, which could harm our business.

In addition, our contract manufacturers are or may be engaged with other companies to supply and manufacture materials or products for such companies, which also exposes our suppliers and manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier’s or manufacturer’s facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the supply or manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative supply or manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval of or market our product candidates, if approved.

We rely on arrangements pursuant to which we share common services, such as accounting and finance support, with other entities affiliated with Avalon Ventures, an owner of more than 5% of our capital stock.

We have limited internal accounting, finance, human resources and information technology personnel, and we rely on a Support Services Agreement with COI Pharmaceuticals, Inc., or COI, an entity affiliated with Avalon Ventures, pursuant to which we share these services with other Avalon-affiliated entities. While we intend to eventually build out these shared functions internally, we are significantly reliant on COI for these critical business functions at this time. If COI were to terminate the Support Services Agreement with little notice, or otherwise fail to provide these services to us in a timely manner, we may have difficulty continuing our normal business operations. For example, without accounting and finance support provided by COI, we may be unable to meet our reporting obligations to our investors. COI’s inability or unwillingness to perform its obligations under the Support Services Agreement could harm our business, prospects, financial condition and results of operations.

We may seek to enter into collaborations or other similar arrangements for our product candidates. If we are unable to enter into such collaborations, or if these collaborations are not successful, our business could be adversely affected.

A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into collaborations in the future on an asset-by-asset basis to maximize the value of each of our programs. We may also enter into collaborations in connection with our platform technology in order to advance the development of programs beyond our initial focus in cytokines. Such collaborations may include the development and commercialization of any of our product candidates or the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and platform technology. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. We may also be restricted under future license agreements from entering into agreements on certain terms or at all with potential collaborators.

Collaborations involving our product candidates would pose significant risks to us, including the following:

▪	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
▪	collaborators may not perform their obligations as expected;
▪	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
▪

collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

▪

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

▪

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

▪

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or drugs, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

▪

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;

▪	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings;
▪

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

▪

collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;

▪	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
▪

collaborators may not provide us with timely and accurate information regarding development, regulatory or commercialization status or results, which could adversely impact our ability to manage our own development efforts, accurately forecast financial results or provide timely information to our stockholders regarding our out-licensed product candidates;

▪

if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated; and

▪

collaborations may be terminated, including for the convenience of the collaborator, and, if terminated, we may find it more difficult to enter into future collaborations or be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for any product candidates we develop or for our Expanded Genetic Alphabet platform technology and other proprietary technologies we may develop, our competitors could develop and commercialize products or technology similar or identical to our products and technology, and our ability to successfully commercialize any product candidates we may develop may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, Expanded Genetic Alphabet platform technology and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our product candidates and Expanded Genetic Alphabet platform technology and other proprietary technologies we may develop. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, we do not own nor have we in-licensed any issued patents directed to the composition of matter of any of the product candidates that we have thus far developed using our Expanded Genetic Alphabet platform technology. We have filed or intend to file patent applications on these aspects of our technology and our product candidates. The patent process is expensive and time consuming, and we may not be able to apply for patents on certain aspects of our platform technology and other technologies we may develop in a timely fashion, at a reasonable cost, in all jurisdictions, or at all. Any patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our platform technology and other technologies we may develop or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. There can be no assurances that we will seek IP coverage in all the countries where we may wish to commercialize THOR-707 and thus open up the opportunity for others to gain a commercial advantage in these countries.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our pending patent applications, including those claims covering the composition of matter of our product candidates, will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our patents that may issue will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates and Expanded Genetic Alphabet platform technology, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates and Expanded Genetic Alphabet platform technology could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We rely heavily on the TSRI Agreement for the patent rights and know-how required for our Expanded Genetic Alphabet platform technology, which is the underpinning for all our future product candidates.

We rely heavily on the TSRI Agreement for intellectual property rights that are important or necessary to the development of our product candidates and Expanded Genetic Alphabet platform technology. For more information, see “Our License and Collaboration Agreements—License Agreement with TSRI” appearing in Part I, Item 1 of this Annual Report on Form 10-K. The growth of our business may depend in part on our ability to acquire, in-license or use additional third-party intellectual property rights. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Licenses to additional third-party intellectual property, technology and materials that may be required for the development and commercialization of our product candidates or technology may not be available at all or on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our product candidates or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize our future product candidates or technologies, which could materially harm our business, financial condition, results of operations and growth prospects.

Under the TSRI Agreement, TSRI is responsible for prosecution and maintenance of the licensed patents and we are responsible for bringing any actions against any third party for infringing on such patents. We have limited control over the activities that are the responsibility of TSRI under the Agreement. It is possible that TSRI’s activities, or the activities of any future licensor, may be less vigorous than had we conducted them ourselves. Furthermore, the TSRI Agreement is subject to, and we expect certain of our future license agreements would also be subject to, a reservation of rights by one or more third parties, including the licensor. In addition, the TSRI Agreement requires, and we expect certain of our future license agreements would also require, us to meet certain development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products. If we fail to comply with these obligations, we may be required to pay damages and our licensor may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property and our competitors or other third parties might be able to gain access to technologies and products that are identical to ours. In addition, such license agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Disputes may arise regarding intellectual property subject to the TSRI Agreement or any of our future license agreements, including:

▪	the scope of rights granted under the license agreement and other interpretation-related issues;
▪	the extent to which our technology and processes infringe, misappropriate or otherwise violate any intellectual property of the licensor that is not subject to the licensing agreement;
▪	the sublicensing of patent and other rights under the license agreement;
▪	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
▪	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
▪	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own, which are described below. If we or our licensor fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

In spite of our best efforts, TSRI and any potential future licensors might conclude that we have materially breached our license agreements and might therefore terminate the relevant license agreements, thereby removing our ability develop and commercialize products and technology covered by such license agreements. If any of our current or future inbound license agreements are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects. Our business also would suffer if any current or future licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

Our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the United States Government, such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of February 15, 2019, other than one foreign issued patent, all of the patent rights that we own or that we have in-licensed are currently pending patent applications. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors, licensees or partners. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. There may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third party patent which might adversely affect our ability to develop and market our products.

We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to our therapeutic research programs or necessary for the commercialization of our product candidates and the Expanded Genetic Alphabet platform technology in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates and the Expanded Genetic Alphabet platform technology that we may identify. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the U.S. can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware, potentially relating to our research programs, product candidates and our product candidates and the Expanded Genetic Alphabet platform technology, or their intended uses. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including our research programs and product candidates and the Expanded Genetic Alphabet platform technology, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and product candidates would be adversely affected.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect our product candidates, Expanded Genetic Alphabet platform technology, or other technologies or which effectively prevent others from commercializing competitive technologies and product candidates. The patent examination process may require us to narrow the scope of the claims of our owned or in-licensed pending or future patent applications, which may limit the scope of patent protection that may be obtained.

No consistent policy regarding the scope of claims allowable in patents in the biotechnology field has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products and the methods used to manufacture those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented product candidates and practicing our proprietary technology. Our patents that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our product candidates, Expanded Genetic Alphabet platform technology or other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and patents that we own or license may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third party preissuance submission of prior art to the USPTO or to foreign patent authorities or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our product candidates, Expanded Genetic Alphabet platform technology or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates, Expanded Genetic Alphabet platform technology and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

If the breadth or strength of protection provided by the patents and patent applications we hold, obtain or pursue with respect to our product candidates is challenged, or if they fail to provide meaningful exclusivity for our product candidates, it could threaten our ability to practice our technologies or commercialize our product candidates. Several patent applications covering our product candidates have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any product candidates that we may develop. Furthermore, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

We may require the cooperation of our licensors to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Moreover, if we do obtain necessary licenses, we will likely have obligations under those licenses, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license could have a material adverse impact on our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful, and issued patents covering our technology and product candidates could be found invalid or unenforceable if challenged.

Competitors and other third parties may infringe or otherwise violate any issued patents or other intellectual property or the patents or other intellectual property of our licensors. In addition, our patents or the patents of our licensors may become involved in inventorship or priority disputes. Our pending patent applications, which constitute the majority of our patent rights at this time, cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications.

To counter infringement or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our patents are invalid or unenforceable. In a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly, decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1), or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. We may find it impractical or undesirable to enforce our intellectual property against some third parties. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

If we were to initiate legal proceedings against a third party to enforce a patent directed to our product candidates or Expanded Genetic Alphabet platform technology, or one of our future product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO or an equivalent foreign body, even outside the context of litigation. Potential proceedings include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product candidates or technology covered by the patent rendered invalid or unenforceable. Such a loss of patent protection would materially harm our business, financial condition, results of operations and prospects.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patent applications or future patents. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be materially harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology.

Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. We may conclude that even if a third party is infringing our issued patent relating to our research programs and product candidates, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims could result in substantial costs and diversion of management resources, which could harm our business. The court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market. There could also be public announcements of the results of the hearing, motions, or other interim proceedings or developments. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline. Any of the foregoing events could harm our business, financial condition, results of operation and prospects.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patent rights, trade secrets, or other intellectual property as an owner, inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. For example, we or our licensors may have inventorship disputes arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of employees, consultants or others who are involved in developing our product candidates, Expanded Genetic Alphabet platform technology or other technologies, or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patent rights, trade secrets or other intellectual property we may develop. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our future success. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in United States patent law or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates, Expanded Genetic Alphabet platform technology, and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted, redefine prior art and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies involved in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the United States Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements.

Periodic maintenance, renewal fees, and annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of our owned or licensed patents and applications. The USPTO and various foreign patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar requirements during the patent application and prosecution process. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would harm our business, financial condition, results of operations and prospects. Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. As such, we do not know the degree of future protection that we will have on our technologies, products, product candidates or the Expanded Genetic Alphabet platform technology.

Some intellectual property may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

Our in-licensed patent rights from TSRI under the TSRI Agreement were funded in part by the U.S. government and are therefore subject to certain federal regulations. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

Moreover, in the future we may in-license patent applications or patents that may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates, Expanded Genetic Alphabet platform technology, and other proprietary technologies we may develop in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs or technology and may export otherwise infringing drugs or technology to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These drugs may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Similarly, if our trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to our proprietary information and we may be without satisfactory recourse. Such disclosure could have a material adverse effect on our business. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

The requirements for patentability differ, in varying degrees, from country to country, and the laws of some foreign countries do not protect intellectual property rights, including trade secrets, to the same extent as federal and state laws of the U.S. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions. Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, patents provide little to no benefit, and we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license, which could adversely affect our business, financial condition, results of operations and prospects.

If we do not obtain patent term extension and/or data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension, or PTE, of up to five years as compensation for patent term lost during the FDA regulatory review process. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate, or SPC. Such laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our business, financial condition, results of operations and prospects could be materially harmed.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information and to maintain our competitive position. Elements of our products and product candidates, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements, materials transfer agreements and similar agreements with parties who have access to them, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees, consultants and outside collaborators. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. We cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts and the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our products and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

Third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates and Expanded Genetic Alphabet platform technology.

The field of immunotherapies is competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, there may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.

Our commercial success depends in part on our and our licensors’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Such litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates, and our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use, and the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates, Expanded Genetic Alphabet platform technology, and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates, Expanded Genetic Alphabet platform technology, and other proprietary technologies we may develop, could be found to be infringed by our product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop and any other product candidates or technologies covered by the asserted third-party patents. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. In order to successfully challenge the validity of any U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we could be required to obtain a license from such a third party in order to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, and could divert the time and attention of our technical personnel and management, cause development delays, and/or require us to develop non-infringing technology, which may not be possible on a cost-effective basis. In the event of a successful claim of infringement against us, we may have to pay substantial monetary damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing drug or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. Further, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately, as such litigation or proceedings could last for years before they are concluded. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to advance our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

We may not be successful in obtaining any necessary rights to our product candidates or technologies.

We currently have rights to intellectual property covering our product candidates, Expanded Genetic Alphabet platform technology, and other proprietary technologies we may develop. Other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our product candidates, Expanded Genetic Alphabet platform technology, and other proprietary technologies we may develop. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow it to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants, and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors and potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we caused an individual to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, and a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We currently do not own any registered trademarks. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. During trademark registration proceedings we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we have proposed to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

▪	others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;
▪	we, or our current or future licensors might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or own, now or in the future;
▪	we, or our current or future licensors, might not have been the first to file patent applications covering certain of our or their inventions;
▪

others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights, including by invalidating, circumventing or designing around our patent rights;

▪	it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;
▪

we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or the Expanded Genetic Alphabet platform technology or uses thereof in the United States or in other foreign countries;

▪	the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
▪	if enforced, a court may not hold that our patents are valid, enforceable and infringed;
▪	issued patents that we may hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
▪

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

▪	we may not develop additional proprietary technologies that are patentable;
▪	the patents of others may harm our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications;

▪	we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
▪	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property; and
▪	we may fail to adequately protect and police our trademarks and trade secrets.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Legal and Regulatory Compliance Matters

We are very early in our development process and future legislation and/or regulations and policies adopted by the FDA, the EMA or similar regulatory authorities may increase the time and cost required for us to initiate, conduct, and complete clinical trials of our current and potential product candidates.

The FDA has established regulations to govern the drug and biologic development and approval process, as have foreign regulatory authorities. The policies of the FDA and other regulatory authorities may change and additional laws may be enacted or government regulations may be promulgated that could prevent, limit, delay, or alternatively accelerate regulatory review of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current U.S. President’s administration may impact our business and industry. Namely, the current U.S. President’s administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

We may seek orphan drug designation for some or all of our product candidates across various indications, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. In order to obtain orphan drug designation, the request must be made before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval of that particular product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic (meaning, a product with the same principal molecular structural features) for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other biologics that do not have the same principal molecular structural features for use in treating the same indication or disease or the same biologic for a different indication or disease during the exclusivity period. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product or if a subsequent applicant demonstrates clinical superiority over our product.

We may seek orphan drug designation for some or all of our product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We may seek fast track designation for some of our product candidates, including our IL-2 Synthorins. If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Any breakthrough therapy designation that we may receive from the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek breakthrough therapy designation for some of our product candidates, including our IL-2 Synthorins. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. The availability of breakthrough therapy designation was established with the passage of the Food and Drug Administration Safety and Innovation Act of 2012. We cannot be sure that any evaluation we may make of our product candidates as qualifying for breakthrough therapy designation will meet the FDA’s expectations. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Even if we obtain regulatory approval for any product candidates, they will remain subject to ongoing regulatory oversight.

Any product candidate for which we obtain marketing approval will also be subject to ongoing regulatory requirements for labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-marketing information. For example, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs. As such, we and our contract manufacturers will be subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing and quality control. Any regulatory approvals that we receive may also be subject to a REMS plan, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning advertising and promotion for our products. Further, we will be required to comply with FDA promotion and advertising rules, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses, known as off-label use, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media.

Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

▪	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
▪	fines, warning letters or holds on clinical trials;
▪	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
▪	product seizure or detention, or refusal to permit the import or export of our product candidates; and
▪	injunctions or the imposition of civil or criminal penalties.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties and other sanctions.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

▪

The U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. The term remuneration has been interpreted broadly to include anything of value. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

▪

The U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

▪

The U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

▪

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their respective implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information.

▪	The Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices.
▪	The U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product.
▪

The Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, biologics and certain other products that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

▪

Analogous U.S. state and local laws and regulations, including: state anti-kickback and false claims laws, which may apply to claims involving healthcare items or services reimbursed by any third-party payor, including private insurers our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers professionals and entities and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

▪	Similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, additional integrity reporting and oversight obligations, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations, any of which could harm our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. ,On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While neither the Texas District Court Judge, Trump administration nor CMS have stated that the ruling will have an immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts will impact the ACA. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

Additionally, at the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The Trump administration has also taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be interpreted and implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. If such changes result in significant costs or delays in receipt of, or failure to receive, regulatory approvals for any of our product candidates, our business, financial condition, and results of operations would be adversely affected.

Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws.

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, and in the future will require interacting with officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the Securities and Exchange Commission, or SEC, and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.

We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the European Union is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third party service providers process, including in clinical trials conducted in the United States and the European Union. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses generated after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. We do not expect this tax legislation to have a material impact to our current projection of minimal cash taxes for the near future. However, we continue to examine the impact that this tax legislation may have on our business in the longer term. Accordingly, notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax legislation on holders of our common stock is also uncertain and could be adverse.

Our business could be adversely affected by changes as a result of the current U.S. presidential administration.

President Trump has imposed, and has publicly stated that he may continue to impose, importation tariffs from certain countries such as China and Mexico, which could affect the cost of certain of raw materials used in the production of our product candidates. In addition, the Trump Administration has appointed and employed many new secretaries, directors and the like into positions of authority in the U.S. Federal government dealing with the pharmaceutical and healthcare industries that may potentially have a negative impact on the prices and the regulatory pathways for certain pharmaceutical products such as those developed by us. Such changes in the regulatory pathways could adversely affect and or delay our ability to market and sell our products in the U.S.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including as recently as January 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams. Although we have employment offer letters which outline the terms of employment with each of our executive officers, each of them may terminate their employment with us at any time. As such, these employment offer letters do not guarantee our retention of our executive officers for any period of time. We do not maintain “key person” insurance for any of our employees.

Recruiting and retaining qualified scientific and clinical personnel and, if we are successful in obtaining marketing approval for our product candidates, sales and marketing personnel, is critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. We are based in the Greater San Diego Area, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited, and could harm our business, prospects, financial condition and results of operations.

We expect to grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of February 28, 2019, we had 38 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties, such as COI, on which we rely or will rely, are vulnerable to damage from computer viruses and unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure or security breach to our knowledge to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of preclinical data or data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we plan to rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our future product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in the Greater San Diego Area near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

A variety of risks associated with marketing our product candidates internationally, if approved, could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

▪	regulatory requirements in foreign countries that differ from those in the United States;
▪	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
▪	economic weakness, including inflation, or political instability in particular foreign economies and markets;
▪	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
▪	foreign taxes, including withholding of payroll taxes;
▪	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
▪	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
▪	difficulties staffing and managing foreign operations;
▪	workforce uncertainty in countries where labor unrest is more common than in the United States;
▪	potential liability under the FCPA or comparable foreign regulations;
▪

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

▪	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
▪	business interruptions resulting from geo-political actions, including war and terrorism.

Any of these factors could harm our future international expansion and operations and, consequently, our results of operations.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged global economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

The United Kingdom’s referendum to leave the European Union or “Brexit,” has and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the United Kingdom’s relationship with the European Union. During this period of negotiation, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. Brexit may also have a detrimental effect on our suppliers and manufacturers, which would, in turn, adversely affect our financial condition.

Risks Related to the Securities Markets and Ownership of Our Common Stock

An active trading market for our common stock may not continue to be developed or be sustained, which may make it difficult for you to sell your shares.

Prior to our initial public offering in December 2018, there had been no public market for our common stock. The trading market for our common stock on The Nasdaq Global Select Market has been limited and an active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell your shares at a price that is attractive to you, or at all.

The price of our common stock could be subject to volatility related or unrelated to our operations.

Our stock price may be volatile. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares at a price that is attractive to you, or at all. The market price for our common stock may be influenced by many factors, including:

▪	adverse results from preclinical studies;
▪	the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of our product candidates;
▪	adverse results from, delays in or termination of clinical trials;
▪	unanticipated serious safety concerns related to the use of our product candidates;
▪	clinical trial results from, or regulatory approval of, a competitor’s product candidate;
▪	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
▪

any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

▪	lower than expected market acceptance of our product candidates following approval for commercialization;

▪	adverse developments concerning our manufacturers;
▪	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
▪	introduction of new products or services by our competitors;
▪	changes in financial estimates by us or by any securities analysts who might cover our stock;
▪	conditions or trends in our industry;
▪	our cash position;
▪	sales of our common stock by us or our stockholders in the future;
▪	adoption of new accounting standards;
▪	ineffectiveness of our internal controls;
▪	changes in the market valuations of similar companies;
▪	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology and pharmaceutical industry;
▪	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
▪	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
▪	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
▪	investors’ general perception of our company and our business;
▪	recruitment or departure of key personnel;
▪	overall performance of the equity markets;
▪	trading volume of our common stock;
▪	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;
▪	significant lawsuits, including patent or stockholder litigation;
▪	changes in the structure of healthcare payment systems;
▪	proposed changes to healthcare laws or pharmaceutical pricing in the United States or foreign jurisdictions, or speculation regarding such changes;
▪	general political and economic conditions; and
▪	other events or factors, many of which are beyond our control.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

If securities or industry analysts do not publish research or reports about our company, or if they issue unfavorable or inaccurate research regarding our business, our share price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes unfavorable or inaccurate research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our principal stockholders and management own a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of February 28, 2019, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates will beneficially own in the aggregate approximately 88.0% of our outstanding common stock. As a result of their share ownership, these stockholders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur.

As of February 28, 2019, we had 32,142,214 outstanding shares of common stock. Of these shares, approximately 13.7 million shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in June 2018 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering. Jefferies LLC and SVB Leerink LLC (formerly Leerink Partners LLC) may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

In addition, we have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of 6,473,865 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Additionally, the holders of approximately 16.7 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market beginning in June 2018 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of their stock.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to public company reporting and compliance initiatives.

As a public company listed on the Nasdaq Global Select Market, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and, therefore, we may take advantage of reduced disclosure and regulatory requirements that are otherwise generally applicable to public companies, including presenting only two years of audited financial statements and related financial disclosure, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these reduced disclosure and regulatory requirements until we are no longer an “emerging growth company.” We may remain an “emerging growth company” until as late as December 31, 2023 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), although we may cease to be an “emerging growth company” earlier under certain circumstances, including if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any December 31, in which case we would cease to be an “emerging growth company” as of the following December 31, or if our gross revenue exceeds $1.07 billion in any fiscal year. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until those standards apply to private companies. We have irrevocably elected not to avail ourselves of this delayed adoption of new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we may not be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may decline or become more volatile.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Global Select Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third-party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders.

Our charter documents also contain other provisions that could have an anti-takeover effect, such as:

▪	establishment of a classified board of directors so that not all members of our board of directors are elected at one time;
▪	permitting the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
▪	providing that directors may only be removed for cause and by a two-thirds majority vote of the stockholders;

▪	prohibiting cumulative voting for directors;
▪	requiring super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
▪	authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
▪	eliminating the ability of stockholders to call special meetings of stockholders; and
▪	prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our certificate of incorporation or our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum, but will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However a court may determine that this provision is unenforceable. Some companies that adopted a similar federal district court forum selection provision are currently subject to a suit in the Chancery Court of Delaware by stockholders who assert that the provision is not enforceable. If a court were to find either choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupy office and laboratory space in La Jolla, California, including approximately 8,636 square feet under a sublease that ends in February 2027 and approximately 6,905 square feet under a lease that ends in March 2023. We believe that our existing facilities will be sufficient for our current needs and that, should it be needed, suitable additional alternative spaces will be available in the future to accommodate expansion of our operations on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “THOR” since December 7, 2018. Prior to that date, there was no public market for our common stock. The closing price of our common stock on the Nasdaq Global Select Market on December 31, 2018, the last trading day in 2018, was $17.38 per share.

Holders of Common Stock

As of February 28, 2019, there were 32,142,214 shares of common stock issued and held by approximately 40 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we issued and sold the following unregistered securities:

(1)

In April 2018, we entered into a Series C Preferred Stock Purchase Agreement with various investors, pursuant to which we issued and sold to such investors an aggregate of 8,118,108 shares of our Series C Preferred Stock at a purchase price of $3.2699 per share, and received aggregate gross proceeds of $26.5 million.

(2)

In November 2018, pursuant to the April 2018 Series C Preferred Stock Purchase Agreement with various investors, we issued and sold to such investors an aggregate of 11,365,348 shares of our Series C Preferred Stock at a purchase price of $3.2699 per share, and received aggregate gross proceeds of $37.2 million.

(3)

From January 1, 2018 through December 5, 2018, which is the day before we priced our initial public offering, we granted stock options to purchase an aggregate of 2,139,754 shares of our common stock at a weighted average exercise price of $1.60 per share, to certain of our employees, consultants and directors in connection with services provided to us by such persons. Of these, 740,586 options have been exercised and 29,957 options have been cancelled through December 31, 2018.

The issues of securities described above in paragraphs (1) and (2) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) (or Regulation D promulgated thereunder) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D. No underwriters were involved in these transactions.

The issues of securities described above in paragraph (3) was deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under our 2014 Equity Incentive Plan.

Use of Proceeds

On December 6, 2018, we commenced our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-228355) that was declared effective by the SEC on December 6, 2018, for 11,912,727 shares of our common stock for sale to the public at a price of $11.00 per share. In addition, in December 2018, the underwriters exercised their over-allotment option to purchase 1,786,909 additional shares of our common stock in the initial public offering at the public offering price of $11.00 per share, such that the aggregate offering price of our initial public offering was $150.7 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $137.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. The underwriters for our initial public offering were Jefferies LLC, SVB Leerink LLC (formerly Leerink Partners LLC), Evercore Group LLC and H.C. Wainwright & Co., LLC.

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 7, 2018.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

Not applicable to a "smaller reporting company" as defined under Item 10(f)(1) of Regulation S-K the Securities Exchange Act of 1933.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Forward Looking Statements.” Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Overview

We are a biopharmaceutical company focused on prolonging and improving the lives of people with cancer and autoimmune disorders. Our proprietary, first-of-its kind platform technology expands the genetic code by adding a new DNA base pair and is designed to create optimized biologics, which we refer to as Synthorins. A Synthorin is a protein optimized through incorporation of novel amino acids encoded by our new DNA base pair that enables site-specific modifications, which enhance the pharmacological properties of these therapeutics. Our lead product candidate, THOR-707, is a variant of IL-2 designed to kill tumor cells by increasing CD8+ T and NK cells without causing vascular leak syndrome observed with approved recombinant IL-2 (aldesleukin). Based on our preclinical studies, we believe our platform technology can generate a pipeline of additional therapeutics that are more effective, better tolerated or have enhanced ease of use when compared to drugs that have been engineered by other means. We have worldwide rights to our Expanded Genetic Alphabet platform technology and our Synthorins.

We are initially using our Expanded Genetic Alphabet platform technology to develop cytokine Synthorins that target validated mechanisms of action with large market opportunities, in which existing therapies have significant drawbacks. We have designed cytokine Synthorin programs, including IL-2, IL-10 and IL-15, for the treatment of cancer, and another IL-2 Synthorin program for the treatment of autoimmune disorders. We plan to develop THOR-707 to treat multiple tumor types. We plan to file an IND with the FDA stating a general solid tumor indication in the second quarter of 2019 and, thereafter, initiate a Phase 1/2 clinical trial of THOR-707 in multiple solid tumor types as both a single agent and in combination with an immune checkpoint inhibitor. We plan to specify particular indications for THOR-707 after our initial clinical trials. In our studies of THOR-707 we plan to target indications historically sensitive to IL-2 and PD-1 inhibitors, such as melanoma, renal cell carcinoma, non-small cell lung cancer and urothelial cancer. Our second development program is focused on the development of an IL-2 Synthorin for autoimmune indications, initially in chronic graft versus host disease, or GVHD, atopic dermatitis and Crohn’s disease. We have several lead IL-2 AI Synthorin molecules that have demonstrated activity ex vivo on human immune cells and we are advancing these molecules into in vivo studies. We intend to nominate a lead IL-2 AI Synthorin product candidate in 2019 and start IND-enabling studies thereafter. We then plan to file an IND in 2020 and begin clinical development thereafter. We expect to begin in vitro and in vivo studies of our Synthorin IL-10 in the first half of 2019 and begin IND-enabling studies thereafter. We have also identified multiple IL-15 Synthorins and expect to identify a development candidate in the first half of 2019.

To date, we have incurred significant net losses since our inception and as of December 31, 2018 had an accumulated deficit of $69.5 million. Our net losses for the years ended December 31, 2018 and December 31, 2017 were $56.6 million and $5.9 million, respectively. Our net loss in 2018 included a $36.0 million non-cash charge incurred from the increase in the fair value of a convertible preferred stock purchase right granted in April 2018 and settled in November 2018. Excluding this non-cash charge, our losses have resulted primarily from costs incurred in connection with raising capital, research and development activities and general and administrative expenses. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise.

We expect to incur operating losses for the foreseeable future as we pursue the preclinical and clinical development of our programs. Furthermore, we anticipate these losses will increase substantially as we continue our research and development of, and eventually seek regulatory approvals for, our lead product candidate, THOR-707, and any other future product candidates, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources.

In December 2018, we completed our initial public offering in which we sold 13,699,636 million shares of our common stock at $11.00 per share and received net proceeds, after underwriting discount and offering costs, of $137.5 million. Further, in April and November 2018, we issued a total of 19,483,456 shares of Series C convertible preferred stock at a price of $3.2699 per share, resulting in aggregate proceeds, net of offering costs, of $63.4 million. Upon the closing of our initial public offering, all 26,737,354 outstanding shares of our convertible preferred stock automatically converted into 16,687,477shares of common stock.

Financial Operations Overview

Research and Development Expenses

To date, our research and development expenses have related primarily to development of our Expanded Genetic Alphabet platform technology and discovery efforts, preclinical studies and other preclinical activities related to our portfolio of Synthorins, including our lead product candidate THOR-707. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Research and development expenses include:

▪	external research and development expenses incurred under agreements with contract research organizations and consultants to conduct our preclinical, toxicology and other preclinical studies;
▪	costs related to manufacturing THOR-707 for preclinical and clinical studies, including fees paid to third-party manufacturers and raw material suppliers;
▪	laboratory supplies;
▪	salaries, payroll taxes, employee benefits, and stock-based compensation charges for those individuals involved in research and development efforts;
▪	license fees and research funding to TSRI; and
▪	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance, equipment and other supplies.

Our direct research and development expenses consist principally of external costs, such as fees paid to contract research organizations, or CROs, and consultants in connection with our preclinical and toxicology studies, and costs related to manufacturing materials for preclinical studies. Prior to our identification of potential product candidates in our IL-2 IO program in late 2017, we did not track external costs by program. Subsequent to the identification of potential product candidates, a significant majority of our direct research and development costs are related to these IL-2 IO Synthorins and, more specifically, THOR-707. We deploy our personnel and facility related resources across all of our research and development activities.

We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of THOR-707 and the discovery and development of new product candidates. We cannot determine with certainty the timing of initiation, the duration or the completion costs of future clinical trials and preclinical studies of product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates and development programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs and facility-related costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and, if any product candidates receive marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Change in Fair Value of Preferred Stock Purchase Right Liability

In April 2018, we entered into a Series C Preferred Stock Purchase Agreement that contained future purchase rights that were required to be accounted for as liabilities and remeasured to fair value at each reporting date, with any change in the fair value reported as a component of other income (expense). In November 2018, the investors elected to purchase the additional shares under the purchase agreement, and no future purchase rights were outstanding at December 31, 2018. At the time the purchase right was executed, we performed a final valuation of the purchase right based on the our initial public offering price of $11.00 per share.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments used in our accounting practices and reflect the effects of revisions in the period in which they are deemed necessary. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made.

Research and Development Expenses

A substantial portion of our research and development activities are performed under agreements we enter into with external service providers, including CROs, which conduct many of our research and development activities. We accrue for costs incurred under these contracts based on factors such as estimates of work performed and efforts expended pursuant to quotes and contracts, milestones achieved and experience with similar contracts. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The financial terms of the agreements with our vendors are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Preferred Stock Purchase Right Liability

In April 2018, we entered into a convertible preferred stock financing where, in addition to the initial closing, investors agree to buy, and we agreed to sell, additional shares of that convertible preferred stock at a fixed price in the event that certain agreed upon milestones were achieved. We determined the purchase right met the definition of a freestanding instrument and estimated the fair value of the purchase right liability to be $4.9 million. We recorded the initial value on our balance sheet as a liability with the remainder of the proceeds raised in April 2018 being allocated to convertible preferred stock. Subsequently, we revalued the preferred stock purchase right liability at each reporting period in 2018 and recorded the changes in the fair value of the liability in the statements of operations and comprehensive loss. In November 2018, the investors elected to purchase the additional shares, settling the liability.

Prior to settlement, we estimated the fair value of the preferred stock purchase right liability using a valuation model that considered the probability of occurrence of the exercise of the right, an assumed discount rate, the estimated time period the preferred stock right would be outstanding, consideration received for the shares purchased subject to the right, the number of shares to be issued to satisfy the preferred stock purchase right and at what price, any changes in the fair value of the underlying convertible preferred stock, the number of shares to be issued to satisfy the preferred stock purchase right and at what price, and probability of the consummation of an initial public offering, as applicable. At the time the purchase right was executed, we performed a final valuation of the purchase right based on our initial public offering price of $11.00 per share.

There are significant judgments and estimates inherent in our determination of the fair value of our preferred stock purchase right liability. If we had made different assumptions, the carrying value of our preferred stock, net loss and net loss per common share could have been significantly different.

Stock-Based Compensation Expense

Stock-based compensation expense represents the grant date fair value of equity awards and employee stock purchase plan rights. We estimate the fair value of equity awards and our employee stock purchase plan rights using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards and employee stock purchase plan rights using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options and purchase intervals of our employee stock purchase plan, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. We recognize the expense for equity awards over the requisite vesting period and over the offering period for employee purchase plan rights, on a straight-line basis. Stock-based compensation expense for awards subject to performance-based milestones is recognized over the remaining service period when we determine that achievement of the performance criteria is probable, and any change in our probability assessment would result in a cumulative catch-up adjustment.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
(in thousands)	2018	2017	Change
Operating expenses:
Research and development	$16,822	$3,948	$12,874
General and administrative	4,078	1,902	2,176
Total operating expenses	20,900	5,850	15,050
Loss from operations	(20,900)	(5,850)	(15,050)
Interest Income	292	—	292
Change in fair value of preferred stock purchase right liability	(36,001)	—	(36,001)
Net loss	$(56,609)	$(5,850)	$(50,759)

Research and Development Expenses. Research and development expenses were $16.8 million and $3.9 million for the years ended December 31, 2018 and 2017, respectively. The increase of $12.9 million was due primarily to increases of $7.6 million of manufacturing, preclinical and sponsored research expenses related to THOR-707 and, to a lesser degree, our other development programs, $2.4 million of laboratory supplies, $2.4 million of personnel related expenses and $0.3 million of facility related and other expenses.

General and Administrative Expenses. General and administrative expenses were $4.1 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively. The increase of $2.2 million was due primarily to increases of $1.1 million in personnel related expenses, $0.7 million in professional services related to accounting services, corporate legal fees and patent legal fees and $0.3 million of facility related and other administrative expenses.

Change in fair value of preferred stock purchase right liability. The $36.0 million of other expense recognized for the year ended December 31, 2018 was due to the increase in the fair value of the outstanding Series C preferred stock purchase right from issuance in April 2018, through settlement in November 2018. At the time of settlement, we performed a final valuation of the purchase right based on our initial public offering price of $11.00 per share and reclassified the liability to convertible preferred stock.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
(in thousands)	2017	2016	Change
Operating expenses:
Research and development	$3,948	$1,886	$2,062
General and administrative	1,902	1,242	660
Total operating expenses	5,850	3,128	2,722
Loss from operations and net loss	$(5,850)	$(3,128)	$(2,722)

Research and Development Expenses. Research and development expenses were $3.9 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively. The increase of $2.1 million was due primarily to increases of $0.7 million of personnel related expenses, $0.5 million of preclinical and sponsored research expenses related to early stage development programs, $0.5 million of laboratory supplies and $0.4 million of facility related and other expenses in connection with our August 2017 facility sublease.

General and Administrative Expenses. General and administrative expenses were $1.9 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively. The increase of $0.7 million was due primarily to increases of $0.5 million of increases in professional services related to corporate legal fees and patent legal fees, $0.2 million in personnel related expenses and $0.1 million of facility related and other administrative expenses, offset by a decrease of $0.1 million of general and administrative consulting fees.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since inception, we have financed our operations primarily through the sale of our equity securities and we will need to raise substantial additional capital in the future. In 2018, we raised proceeds, net of offering costs, of $137.5 million from our initial public offering in December 2018, and $63.4 million from the sale of our Series C convertible preferred stock in April and November 2018.

As of December 31, 2018 we had $188.4 million of cash and cash equivalents, an increase of $184.7 million from the $3.7 million of cash and cash equivalents at December 31, 2017. The change in our cash and cash equivalents for the years ended December 31, 2018 and 2017 is summarized below.

	Years Ended December 31,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(16,478)	$(5,082)
Investing activities	(922)	(388)
Financing activities	202,095	5,002
Net increase (decrease) in cash and cash equivalents	$184,695	$(468)

Operating Activities

Net cash used in operating activities was $16.5 million for the year ended December 31, 2018, as compared to $5.1 million for 2017. The increase in net cash used in operating activities during 2018 was primarily due to an increase in our net loss to $19.9 million, adjusted for $36.7 million of noncash charges, for 2018, as compared to a net loss of $5.6 million, adjusted for $0.2 million of noncash charges, for 2017. The increase in our net loss in 2018 relative to 2017 was primarily due to our increased research and development efforts as we continued the development of our programs and discovery efforts, including increasing personnel supporting these activities. Partially offsetting the impact on our cash and cash equivalents at December 31, 2018 from our increased net loss was an increase in our current liabilities at December 31, 2018, due to the timing of payments for our expenses.

Investing Activities

Net cash used in investing activities was due to property and equipment purchases in each period. The purchases primarily consisted of laboratory equipment.

Financing Activities and Funding Requirements

Net cash provided by financing activities was $202.1 million for the year ended December 31, 2018, as compared to $5.0 million in 2017. The increase in cash provided by financing activities in 2018 relative to 2017, was primarily due to the $137.5 million of net proceeds from our initial public offering in December 2018 and the $63.4 million of net proceeds from issuances of our Series C convertible preferred stock in April and November 2018. In 2017 we received net proceeds of $5.0 million from the issuance of our Series B convertible preferred stock.

We believe that our existing cash and cash equivalent balance will be sufficient to meet our anticipated cash requirements through at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

▪	the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of THOR-707 and any other future product candidates;
▪	the number and characteristics of product candidates that we pursue;
▪	the outcome, timing and costs of seeking regulatory approvals;
▪	the cost of manufacturing THOR-707 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
▪	the costs of any third-party products used in our combination clinical trials that are not covered by such third party or other sources;
▪	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
▪	the receipt of marketing approval and revenue received from any potential commercial sales of THOR-707 or other product candidates;
▪	the cost of commercialization activities for THOR-707 and future product candidates we develop if we receive marketing approval, including marketing, sales and distribution costs;
▪	the emergence of competing therapies and other adverse market developments;
▪	the ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
▪	the amount and timing of any payments we may be required to make pursuant to the TSRI Agreement, or other future license agreements;
▪	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
▪	the extent to which we in-license or acquire other products and technologies; and
▪	the costs of operating as a public company.

Until we are able to generate sufficient cash from our operations, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and licensing arrangements or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates or to our platform technology that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$4,425	$558	$1,330	$1,210	$1,327
Obligations with TSRI(2)	—	—	—	—	—
Other(3)	—	—	—	—	—
Total	$4,425	$558	$1,330	$1,210	$1,327

(1)

Our operating lease obligations relate to our current corporate headquarters and laboratory space in La Jolla, California which we sublease from COI Pharmaceuticals, Inc., a related party, and the lease we signed in September 2018 for additional office and laboratory space that commenced in November 2018.

(2)

We have payment obligations under our TSRI Agreement that are contingent upon future events such as sublicensing or our achievement of specified regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under that agreement. As of December 31, 2018, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table. For additional information regarding the TSRI Agreement, including our payment obligations thereunder, see Part I, Item 1 of this Annual Report on Form 10-K under the caption “Our License and Collaboration Agreements.”

(3)

We also enter into agreements with various vendors for goods and services in the normal course of business through purchase orders or other documentation, or that are undocumented expect for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than one year and are settled by cash payments upon delivery of the goods and services and are not reflected in this table.

In addition, in July 2014, we entered into a Research Funding and Option Agreement with TSRI, which was amended in September 2015, September 2016, October 2017 and August 2018. Floyd Romesberg, Ph.D., one of our directors, is a professor of chemistry at TSRI. Pursuant to this agreement, as amended, we provide funding to TSRI to conduct certain research activities under a research program and TSRI has granted us an option to acquire rights and licenses to certain intellectual property arising from the research program under the agreement. As of December 31, 2018, we had $0.3 million in future obligations to TSRI under this agreement for expenses and related costs in connection with the research program. As a result of the August 2018 amendment, we became obligated to pay an additional $0.4 million to TSRI through July 2019 and as of December 31, 2018, had paid $0.1 million of the obligation. The Research Funding and Option Agreement, as amended, is more fully described in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Our License and Collaboration Agreements.”

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined by applicable regulations of the SEC.

Other Information

Jumpstart Our Business Startups Act

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, as amended, or the JOBS Act, enacted in April 2012. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. We will remain an emerging growth company for up to five years following the completion of our initial public offering although, if we have more than $1.07 billion in annual revenue, the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an emerging growth company as of the following December 31st.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a "smaller reporting company" as defined under Item 10(f)(1) of Regulation S-K the Securities Exchange Act of 1933.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synthorx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Synthorx, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

San Diego, California

March 12, 2019

SYNTHORX, INC.

BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$188,356	$3,661
Prepaid expenses and other current assets (including related party amounts of $28 and $29, respectively)	1,688	66
Total current assets	190,044	3,727
Property and equipment, net	1,382	692
Other assets	80	50
Total assets	$191,506	$4,469
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (including related party amounts of $0 and $266, respectively)	$2,228	$469
Accrued liabilities (including related party amounts of $123 and $10, respectively)	4,814	412
Total current liabilities	7,042	881
Deferred rent—(including related party amounts of $72 and $13, respectively)	104	13
Total liabilities	7,146	894
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value; authorized shares— none and 7,480,910 at December 31, 2018 and 2017, respectively; issued and outstanding shares— no shares and 7,253,898 at December 31, 2018 and 2017 and, respectively;	—	16,103
Stockholders’ equity (deficit):
Preferred Stock, $0.0001 par value; authorized shares - 10,000,000 and no shares at December 31, 2018 and 2017, respectively; issued and outstanding share - no shares at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; authorized shares 200,000,000 and 11,893,522 at December 31, 2018 and 2017, respectively; issued shares — 32,103,953 and 935,723 at December 31, 2018 and 2017, respectively; outstanding shares— 31,394,830 and 935,723 at December 31, 2018 and 2017, respectively	31	1
Additional paid-in capital	253,807	340
Accumulated deficit	(69,478)	(12,869)
Total stockholders’ equity (deficit)	184,360	(12,528)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$191,506	$4,469

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development (includes related party amounts of $1,034, $1,888, and $1,808, respectively)	$16,822	$3,948	$1,886
General and administrative (includes related party amounts of $651, $1,098, and $901, respectively)	4,078	1,902	1,242
Total operating expenses	20,900	5,850	3,128
Loss from operations	(20,900)	(5,850)	(3,128)
Other (expense) income:
Interest Income	292	—	—
Change in fair value of preferred stock purchase right liability	(36,001)	—	—
Net loss and comprehensive loss	$(56,609)	$(5,850)	$(3,128)
Net loss per share, basic and diluted	$(18.11)	$(6.65)	$(4.26)
Weighted average shares of common stock outstanding, basic and diluted	3,125,242	879,249	734,142

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

STATEMENTS OF CONVERTIBLE PREFERRD STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2015	3,180,910	$6,229	658,381	$1	$160	$(3,891)	$(3,730)
Issuance of Series B convertible preferred stock, net of $124 of issuance costs	2,036,494	4,876	—	—	—	—	—
Vesting of founder shares	—	—	150,699	—	—	—	—
Stock-based compensation	—	—	—	—	98	—	98
Net loss	—	—	—	—	—	(3,128)	(3,128)
Balance at December 31, 2016	5,217,404	11,105	809,080	1	258	(7,019)	(6,760)
Issuance of Series B convertible preferred stock, net of $2 of issuance costs	2,036,494	4,998	—	—	—	—	—
Exercise of common stock options	—	—	7,801	—	4	—	4
Vesting of founder shares	—	—	118,842	—	—	—	—
Stock-based compensation	—	—	—	—	78	—	78
Net loss	—	—	—	—	—	(5,850)	(5,850)
Balance at December 31, 2017	7,253,898	16,103	935,723	1	340	(12,869)	(12,528)
Issuance of Series C convertible preferred stock, net of $314 of issuance costs and preferred stock purchase liability of $4,863	19,483,456	58,532	—	—	—	—	—
Conversion of preferred stock purchase right liability to common stock	—	—	—	—	40,864	—	40,864
Preferred stock converted into shares of common stock	(26,737,354)	(74,635)	16,687,477	16	74,618	—	74,634
Initial public offering of common shares, net of issuance costs of $13,194	—	—	13,699,636	14	137,489	—	137,503
Exercise of common stock options and vesting of early exercised common stock options	—	—	58,402	—	55	—	55
Vesting of founder shares	—	—	13,592	—	—	—	—
Stock-based compensation	—	—	—	—	441	—	441
Net loss	—	—	—	—	—	(56,609)	(56,609)
Balance at December 31, 2018	—	$—	31,394,830	$31	$253,807	$(69,478)	$184,360

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(56,609)	$(5,850)	$(3,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	247	114	32
Loss on disposal of property and equipment	—	13	—
Stock-based compensation	441	78	98
Change in fair value of preferred stock purchase right liability	36,001	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,623)	(22)	6
Prepaid expenses and other current assets—related parties	1	(29)	24
Other assets	(30)	(50)	—
Accounts payable and accrued liabilities	5,242	538	40
Accounts payable and accrued liabilities—related parties	(239)	113	163
Deferred rent	32	—	—
Deferred rent—related parties	59	13	—
Net cash used in operating activities	(16,478)	(5,082)	(2,765)
Cash flows from investing activities
Purchases of property and equipment	(922)	(388)	(403)
Net cash used in investing activities	(922)	(388)	(403)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock and Series C preferred stock purchase right liability, net of issuance costs	63,395	4,998	4,876
Proceeds from initial public offering, net of issuance costs	137,503
Proceeds from exercise of common stock options	1,197	4	—
Net cash provided by financing activities	202,095	5,002	4,876
Net increase (decrease) in cash	184,695	(468)	1,708
Cash and cash equivalents—beginning of period	3,661	4,129	2,421
Cash and cash equivalents—end of period	$188,356	$3,661	$4,129
Supplemental disclosures
Unpaid public offering costs	$885	$—	$—
Change in unpaid property and equipment purchases	$15	$—	$—

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company

Synthorx, Inc. (the “Company”) was incorporated in the state of Delaware in January 2014 and is based in San Diego, California. The Company is a biopharmaceutical company focused on prolonging and improving the lives of people with cancer and autoimmune disorders. The Company’s platform technology expands the genetic code by adding a new DNA base pair and is designed to create optimized biologics, which the Company refers to as Synthorins.

The Company has incurred significant operating losses since inception and expects to incur operating losses for the foreseeable future as it pursues the preclinical and clinical development of its programs and product candidates. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of its product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until it does, will need to continue to raise additional capital to fund its operations.

2. Basis of Presentation and Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses, valuation of a preferred stock purchase right liability and the valuation of equity awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment. No product revenue has been generated since inception and all assets are held in the United States.

Reverse Stock Split

On November 26, 2018, the Company effected a 1-for-1.60224 reverse stock split of its common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse stock split. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

Concentrations of Risk

Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and investment securities. The Company invests its excess cash in money market funds, U.S. Treasury debt obligations, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk.

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. These investments may include money market funds, U.S. Government agencies, corporate debt securities and commercial paper.

Property and Equipment, Net

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the lease by use of the straight-line method. Construction-in-progress reflects amounts incurred for equipment or improvements that have not been placed in service. Repairs and maintenance costs are charged to expense as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective amounts and any gain or loss is recognized, as applicable.

Estimated useful lives by major asset category are as follows:

Useful Lives
Laboratory equipment	5 years
Furniture and fixtures	3 years
Computers and software	3 years

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not recognized any impairment losses through December 31, 2018.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the Company’s facility leases. The difference between rent expense and amounts paid under the leases are recorded as deferred rent in the accompanying balance sheets.

Preferred Stock Purchase Right Liability

In April 2018, the Company entered into a convertible preferred stock financing where, in addition to the initial closing, investors agree to buy, and the Company agreed to sell, additional shares of that convertible preferred stock at a fixed price in the event that certain agreed upon milestones were achieved. The Company determined the purchase right met the definition of a freestanding instrument and estimated the initial fair value of the purchase right liability at $4.9 million. The Company recorded the initial value of the purchase right as a liability on its balance sheet with the remainder of the proceeds raised being allocated to convertible preferred stock. The Company subsequently revalued the preferred stock purchase right liability at each reporting period in 2018 and recorded the changes in the fair value of the liability in the statements of operations and comprehensive loss. In November 2018, the investors elected to purchase the additional shares, settling the liability.

Prior to settlement, the Company estimated the fair value of the preferred stock purchase right liability using a valuation model that considered the probability of occurrence of the exercise of the right, an assumed discount rate, the estimated time period the preferred stock right would be outstanding, consideration received for the shares purchased subject to the right, the number of shares to be issued to satisfy the preferred stock purchase right and at what price, and the probability of the consummation of an initial public offering, as applicable. At the time the purchase right was executed in November 2018, the Company performed a final valuation of the purchase right based on the Company’s initial public offering price of $11.00 per share. Subsequent to the settlement of the

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

preferred stock purchase right, the final liability balance of $40.9 million was reclassified to convertible preferred stock.

The following table summarizes the preferred stock purchase right liability during the year ended December 31, 2018 (in thousands):

Preferred Stock Purchase Right Liability
Balance at December 31, 2017	$—
Issuance of preferred stock purchase right	4,863
Change in value of preferred stock purchase right liability	36,001
Reclassification of liability to equity upon settlement	(40,864)
Balance at December 31, 2018	$—

Research and Development Expenses

All research and development costs are expensed in the period incurred. Research and development expenses primarily consist of services provided by contract organizations for preclinical development, salaries and related expenses for personnel, including stock-based compensation expense, outside service providers, facilities costs, fees paid to consultants and other professional services, license fees, depreciation and supplies used in research and development. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the related goods or services are received.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Stock-Based Compensation

The Company has stock-based compensation plans that are described in Note 7. As of December 31, 2018, the Company had issued stock options and permitted eligible employees to participate in an employee stock purchase plan whereby shares of the Company’s common stock may be purchased at a discount. Further discussion of the expense methodology related to these programs is described below:

Stock Option Awards  Stock options are valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of the stock options, the Company’s anticipated stock volatility and interest rates. The Company recognizes the expense for options with graded-vesting schedules on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes expense for awards subject to performance-based milestones over the remaining service period when management determines that achievement of the performance criteria is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Any change in management’s probability assessment would result in a cumulative catch-up adjustment. Forfeitures are recognized as they occur.

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants for the periods presented were as follows:

	Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.85%	2.19%	2.49%
Expected volatility	69.43%	56.74%	58.60%
Expected term (in years)	7.79	6.96	9.78
Expected dividend yield	0.00%	0.00%	0.00%

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

The Company determines the assumptions used in the option pricing model in the following manner:

•

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

•

Expected volatility. Due to the Company’s limited historical stock price volatility data, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

•

Expected term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have sufficient historical exercise behavior, it determines the expected life assumption using the simplified method, for employees, which is an average of the contractual term of the option and its vesting period. The expected term for nonemployee options is generally the contractual term.

•

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends and, therefore, used an expected dividend yield of zero.

Based upon these assumptions, the Company has estimated the per share weighted average grant date fair value per share of its option grants for the years ended December 31, 2018, 2017 and 2016 was $4.32 per share, $0.36 per share, and $0.43 per share, respectively.

Employee Stock Purchase Plan  In December 2018 the Company began permitting eligible employees to purchase shares of the Company’s common stock at a discount to the fair market value at semi-annual intervals. In determining the value of shares issued under the employee stock purchase plan, the Company uses the Black-Scholes option pricing model and values the contributions at each purchase interval or when contributions are modified. The Black-Scholes inputs are determined in the same manner as for stock options and the weighted average inputs used for the employee stock purchase plan for the year ended December 31, 2018, were as follows:

Year Ended December 31, 2018
Risk-free interest rate	2.67%
Expected volatility	76.88%
Expected term (in years)	1.15
Expected dividend yield	0.00%

Stock-based compensation expense recognized in the Company’s statements of operations and comprehensive loss for all equity award plans, is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$187	$47	$42
General and administrative	254	31	56
	$441	$78	$98

As of December 31, 2018 total unrecognized stock-based compensation cost, net of those with unachieved performance-based conditions, was $3.3 million which is expected to be recognized over a remaining weighted average period of approximately 2.91 years.

Liability for Early Exercise of Stock Options

Certain stock options granted under the Company’s stock-based compensation plans provide option holders the right to elect to exercise unvested options in exchange for restricted common stock. The shares purchased by optionees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest.

As of December 31, 2018, there were 709,123 shares of unvested restricted common shares issued and subject to repurchase at the original exercise price in the event the optionee’s service is terminated either voluntary or involuntary prior to vesting. The Company may repurchase these shares at an average price of $1.61 per share. There were no shares subject to repurchase as of December 31, 2017.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of this calculation, convertible preferred stock, stock options, employee stock purchase rights, and unvested common stock subject to repurchase are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at December 31, 2018, 2017 and 2016, convertible preferred stock, stock options, employee stock purchase rights, and unvested common stock subject to repurchase totaling approximately 4,700,000 shares, 5,608,000 shares and 4,074,000 shares, respectively, were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), which simplifies the accounting for nonemployee share-based payment transactions. The amendments in the new guidance specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The early adoption of this new guidance, effective January 1, 2017, had no material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to be recognized on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019, and used the effective date as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Further, the Company elected the ‘package of practical expedients’ which does not require the Company to reassess its prior conclusions about lease identification, lease classification and initial direct costs under the new standard. On adoption, the Company recognized additional operating liabilities associated with leases of approximately $3.3 million and corresponding ROU assets of approximately $3.2 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

3. Fair Value Measurements

The Company follows authoritative accounting guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets.
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$185,203	$185,203	$—	$—

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2018. The Company had no such investments at December 31, 2017. Further, the Company has no financial liabilities that are measured at fair value on a recurring basis. No transfers between levels have occurred during the periods presented. The money market funds are classified within cash and cash equivalents within the balance sheet as of December 31, 2018.

4. Balance Sheet Details

Property and equipment consist of the following (in thousands):

	As of December 31,
	2018	2017
Laboratory equipment	$1,635	$812
Furniture and fixtures	36	4
Leasehold improvements	72	20
Construction in progress	41	12
	1,784	848
Less accumulated depreciation and amortization	(402)	(156)
	$1,382	$692

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2018	2017
Accrued research and development (including related party amounts of $59 and $10, respectively)	$1,579	$241
Stock repurchase liability	1,143	—
Accrued compensation	895	127
Other accrued liabilities (including related party amounts of $64 and $0, respectively)	1,197	44
	$4,814	$412

5. Related Party Transactions

In February 2015, as amended in October 2017, the Company entered into a Support Services Agreement with COI Pharmaceuticals, Inc. (“COI”) that outlines the terms of services provided by COI to the Company, as well as the fees charged for such services. Jay Lichter, Ph.D., a member of the Company’s board of directors, and Tighe Reardon, the Company’s Acting Chief Financial Officer, are each an executive officer and director of COI, a shared service company that provides certain back-office and administrative and research and development support services, including facilities support, to the portfolio companies of Avalon Ventures, a stockholder of the Company. The Company pays COI quarterly prepayments for estimated costs to be incurred under the agreement in such quarter. Either party may terminate the support services agreement by giving 30 days’ prior notice. The support

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

services agreement automatically renews in October of each year unless terminated by either party by giving 30 days’ prior notice.

Expense recognized by the Company under the support services agreement with COI were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$441	$1,391	$1,415
General and administrative	640	1,092	893
	$1,081	$2,483	$2,308

At December 31, 2018 and 2017, the Company had accounts payable and accrued expenses due to COI of $0.1 million and $0.3 million, respectively. As of December 31, 2018 the Company had prepaid expenses to COI of less than $0.1 million. No amounts were due from COI and the Company had no prepaid expenses to COI at December 31, 2017.

Research Funding and Option Agreement

In July 2014, the Company entered into a Research Funding and Option Agreement (the “Research Agreement”) for certain technologies from The Scripps Research Institute (“TSRI”), and in August 2018, amended the Research Agreement. Pursuant to the agreement (as amended), the Company provides funding to TSRI to conduct certain research activities under a research program. The agreement continues in effect until the earlier of (a) July 2019, and (b) the completion of the research program, unless extended or terminated by mutual agreement and subject to customary termination provisions related to failure to make payments, breach or insolvency. Under the research funding and option agreement, TSRI granted the Company an option to enter into a license agreement for certain patent rights and technology related to the research program. As described below, the license agreement was entered into in July 2014, and any intellectual property to which the Company exercises the foregoing option will be included in such license agreement. The Company is obligated to provide research funding to TSRI in the amount of $0.2 million both during 2018 and 2019, of which $0.1 million had been paid as of December 31, 2018.

License Agreement

In July 2014, the Company entered into a License Agreement (the “TSRI License”) with TSRI. Under the TSRI License (as amended), TSRI granted the Company an exclusive, worldwide, royalty-bearing, sublicensable, license to certain TSRI patent rights, know-how and biological materials (the “Licensed Technology”), to make, use, sell, offer for sale, and import products covered by the claims of the licensed patent rights or developed by the Company through the use of the Licensed Technology (the “Licensed Products”) and to otherwise exploit the Licensed Technology. The Licensed Technology forms the basis for the Company’s proprietary Expanded Genetic Alphabet platform technology. The license granted to the Company by TSRI under the Licensed Technology is subject to certain U.S. Government rights and certain other limited rights retained by TSRI.

In consideration for the license, the Company issued TSRI 30,663 shares of the Company’s common stock. In July 2015, the Company issued an additional 8,711 shares of its common stock to TSRI. Beginning in July 2017, and annually thereafter, the Company is required to pay TSRI an immaterial annual minimum royalty. The Company is also obligated to pay running royalties in the low single digit percentages on its or its sublicensees’ net sales of the Licensed Products on a country-by-country and product-by-product basis. Certain of these payment obligations may be increased during the pendency of any challenge of the licensed patent rights by the Company, its affiliates, or sublicensees. In the event that the Company is required to obtain a license under patent rights held by a third party to prevent infringement of the Licensed Products, the Company may offset its royalty obligations to TSRI by up to a maximum mid-double digit percentage of any royalties the Company pays to such third party. However, in no event, can the Company reduce the royalties payable to TSRI by more than a mid-double digit percentage in any calendar quarter. The Company’s royalty obligations as to each product terminate on a country-by-country basis upon the expiration of the last-to-expire of the licensed patent claims that cover the Licensed Products. In addition, the Company is also required to pay TSRI (i) an amount in the low-double digit percent range

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

of sublicensing revenues, (ii) an amount in the high-single digit percent range of non-sublicensing transaction revenues, such as amounts received for grants of licenses to third parties and grants of other distribution or marketing rights, payable in shares of the Company’s capital stock and (iii) milestone payments of up to $2.4 million for each Licensed Product. The Company is responsible for reimbursing TSRI for its patent costs incurred in connection with prosecuting and maintaining the TSRI License patent rights. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 90 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all royalty obligations under the agreement.

Academic Development Program Awards

The Company has incurred research and development expense in connection with academic development program awards to TSRI to fund direct research. A member of the Company’s board of directors is a faculty member at TSRI and such payments fund a portion of his research activities conducted at TSRI.

Expense recognized by the Company related to the above agreements with TSRI was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$593	$497	$393
General and administrative	11	6	8
	$604	$503	$401

As of December 31, 2018 and 2017, the Company had accounts payable and accrued expenses due to TSRI of $0.1 million. As of December 31, 2018, the Company had no prepaid expenses to TSRI and less than $0.1 million as of December 31, 2017.

6. Commitments and Contingencies

Operating Lease

In August 2017, the Company entered into a sublease with COI, a related party (see Note 5), for its corporate office and laboratory space in La Jolla, California (the “2017 Sublease”). In November 2018, the Company amended the 2017 Sublease to provide the Company with a one-time right to terminate as of March 1, 2024, subject to certain conditions and fees. The 2017 Sublease, as amended, contains rent escalations, additional charges for common area maintenance and other costs, and expires in February 2027.

In addition, in September 2018, the Company entered into a noncancelable operating lease for additional corporate office and laboratory space (the “Lease”). The Lease commenced in November 2018, and will expire in February 2023. The Company has the option to extend the Lease for a 12-month period. The Lease has an initial monthly rent of approximately $26,000 per month, subject to annual rent increase, and provides for abatement of rent during the first four months of the Lease.

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

Future minimum payments under the 2017 Sublease and 2018 Lease as of December 31, 2018 are as follows (in thousands):

2019	$558
2020	655
2021	675
2022	727
2023	483
Thereafter	1,327
$4,425

Contingencies

From time to time, the Company becomes subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of December 31, 2018 or 2017, respectively.

7. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Authorized Shares

In connection with the completion of the Company’s initial public offering (“IPO”) in December 2018, the Company amended its Certificate of Incorporation to authorize 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, respectively.

Public Offering and Related Transaction

In December 2018, the Company completed its IPO selling 13,699,636 shares its common stock at $11.00 per share. Proceeds from the Company’s IPO, net of underwriting discounts and commissions and other offering costs, were $137.5 million. In connection with the IPO, all 26,737,354 shares of convertible preferred stock outstanding at the time of the IPO converted into 16,687,477 shares of the Company’s common stock.

Convertible Preferred Stock

Prior to its conversion to common stock, the Company’s convertible preferred stock was classified as temporary equity on the Company’s balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of the Company’s control, including liquidation, sale or transfer of control of the Company. The Company had determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such events would occur.

During the years ended December 31, 2018 and 2017, the Company issued convertible preferred stock as follows:

▪	in March 2017, the Company issued 2,036,494 shares of Series B convertible preferred stock, raising proceeds, net of offering costs, of $5.0 million;
▪	in April 2018, the Company issued 8,118,108 shares of Series C convertible preferred stock, raising proceeds, net of offering costs, of $26.3 million; and
▪	in November 2018, the Company issued 11,365,348 shares of Series C convertible preferred stock, raising proceeds, net of offering costs, of $37.1 million.

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

Founder Stock

During 2014, in conjunction with the founding of the Company, 1,003,431 shares of common stock were issued to certain founders, employees and consultants (the “Founder Stock”) at a price of $0.001 per share. Of the 1,003,431 shares issued, 292,557 shares were issued fully vested and 710,874 were subject to vesting, generally over a period of four years. The repurchase liability for the Founder Stock was nominal and all shares were fully vested as of February 2018. For accounting purposes, unvested shares of common stock are not considered outstanding until they vest.

A summary of the Company’s unvested Founder Stock is as follows:

Shares
Balance at December 31, 2015	382,863
Repurchased shares	(62,412)
Vested shares	(150,699)
Balance at December 31, 2016	169,752
Repurchased shares	(37,318)
Vested shares	(118,842)
Balance at December 31, 2017	13,592
Vested shares	(13,592)
Balance at December 31, 2018	—

Equity Incentive Plans

In November 2018, the Company’s board of directors and stockholders approved the 2018 Equity Incentive Award Plan (the “2018 Plan”). The 2018 Plan became effective upon the date of the underwriting agreement related to the IPO. Upon adoption of the 2018 Plan, the Company restricted future grants from its 2014 Equity Incentive Plan, as amended (the “2014 Plan”).

Under the 2018 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. A total of 3,428,492 new shares of common stock were initially reserved for issuance under the 2018 Plan. The number of shares reserved under the 2018 Plan also include 87,111 shares of common stock that remained available for issuance under the 2014 Plan at the time the 2018 Plan became effective, and will be increased by the number of shares under the 2014 Plan that are repurchased, forfeited, expired or cancelled on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to 4% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans at December 31, 2018:

	Authorized	Available	Outstanding
2014 Equity Incentive Plan	3,064,275	—	2,288,949
2018 Equity Incentive Plan	3,515,603	1,816,485	1,699,118
	6,579,878	1,816,485	3,988,067

Not included in the outstanding option balance above are 709,123 shares pursuant to stock options that were early exercised and subject to repurchase under the 2014 Plan that remain unvested as of December 31, 2018.

As of December 31, 2018, the Company has granted stock options under its equity incentive plans. Stock options granted under these plans expire no later than 10 years from the date of grant and generally vest over a four-

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

year period, with vesting occurring at a rate of 25% at the end of the first and thereafter in 36 equal monthly installments. Vesting may also occur with the satisfaction of certain performance criteria, or in the case of awards granted to our board members, on a monthly basis over three or four years. The exercise price for options granted as of December 31, 2018 has been the fair value of the Company’s common stock on the date of grant. Further, the Company issues new shares of common stock upon the exercise of stock options.

A summary of the Company’s stock option activity for the year ended December 31, 2018 is as follows:

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	1,067,561	$0.61
Granted	3,838,872	$5.76
Cancelled	(150,841)	$0.66
Exercised	(767,525)	$1.56
Balance at December 31, 2018	3,988,067	$5.38	9.37	$47,844
Vested and expected to vest at December 31, 2018	2,458,067	$1.89	9.01	$38,082
Exercisable at December 31, 2018	503,894	$0.80	8.01	$8,354

During the year ended December 31, 2018, the Company received $1.2 million upon the exercise of stock options. The aggregated intrinsic value of options exercised during the year ended December 31, 2018 was nominal. As of December 31, 2018, there were 1,530,000 nonvested performance share options outstanding for which the performance criteria was determined to be improbable at period end, and as such is not expected to vest. These grants carry a weighted average exercise price of $11.00 and associated unrecognized stock-based compensation expense of $13.1 million.

Early Exercise of Stock Options

Certain stock options granted under the Company’s 2014 Plan provide option holders the right to elect to exercise unvested options in exchange for restricted common stock. A summary of the early exercised shares is as follows:

Shares
Balance as of December 31, 2017	—
Shares early exercised	738,767
Shares vested	(29,644)
Balance as of December 31, 2018	709,123

The shares are subject to repurchase by the Company at the original exercise price in the event the optionee’s service is terminated either voluntarily or involuntarily prior to vesting. As of December 31, 2018, the Company recorded $1.1 million of accrued liabilities associated with the repurchase rights for early exercised stock options. There was no such liability as of December 31, 2017.

2018 Employee Stock Purchase Plan

In November 2018, the Company’s board of directors and stockholders approved and adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective immediately prior to the date of the underwriting agreement related to the IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 645,000 shares of common stock were initially reserved

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 750,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).

As of December 31, 2018, no shares were issued under the ESPP. The weighted average per share fair value rights granted during the year ended December 31, 2018 was $5.09. No such rights were granted during the years ended December 31, 2017 and 2016, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance under our equity plans and ESPP as of December 31, 2018, was as follows:

Shares
Common stock options outstanding	3,988,067
Early exercise of stock options subject to repurchase	709,123
Equity plan shares authorized for future awards	1,816,485
ESPP shares authorized for issuance	645,000
7,158,675

8. Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties related to income tax matters in the Company’s balance sheets at December 31, 2018 and 2017, respectively, and has not recognized interest or penalties in the Company’s statements of operations and comprehensive income for the years ended December 31, 2018, 2017 and 2016. Further, the Company is not currently under examination by any federal, state or local tax authority.

At December 31, 2018, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $32.9 million and $32.3 million, respectively. The federal and state NOL carryforwards begin to expire in 2034 unless previously utilized. The Company also has federal and state research and development tax credit carryforwards at December 31, 2018 of approximately $0.8 million and $0.9 million, respectively. The federal research and development credit carryforwards expire beginning in 2034 unless previously utilized, and the state research and development credit carryforwards do not expire.

Pursuant to the Internal Revenue Code of 1986, as amended (the “Code”) Sections 382 and 383, annual use of a company’s NOL and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has not completed such an analysis pursuant to Sections 382 and 383 and therefore has established a valuation allowance as the realization of such deferred tax assets has not met the more likely than not threshold requirement. Due to the existence of the valuation allowance, further changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

Further detail of the Company’s deferred tax assets at December 31, 2018 and 2017, are summarized as follows (in thousands):

	As of December 31,
	2018	2017
NOL carryforwards	$9,263	$3,511
Research and development credit carryforwards	915	353
Other, net	(3)	14
	10,175	3,878
Valuation allowance	(10,175)	(3,878)
	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into legislation. The Act includes a number of changes to then-existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. federal corporate tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018. In conjunction with the tax law changes, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In March 2018, Accounting Standards Codification (“ASC”) 740, Income Taxes, was amended to incorporate the provisions of SAB 118. The Company completed its accounting for the Act during the fourth quarter of 2018. As a result of the new law, the Company remeasured its deferred tax assets based on the anticipated future tax rates, resulting in a reduction in the deferred tax asset balance of $1.5 million in 2017, which was offset by a reduction in the valuation allowance by a corresponding amount, resulting in no tax expense impact.

A reconciliation of the Company’s income taxes to the amount computed by applying the statutory federal income tax rate to the pretax loss for the years ended December 31, 2018, 2017 and 2016, is summarized as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Expected tax benefit at statutory rate	$(11,888)	$(1,989)	$(1,063)
State income taxes, net of federal benefit	(1,387)	(328)	(182)
Permanent differences	42	7	—
Change in fair value of preferred stock purchase right liability	7,560	—	—
Reserve for uncertain tax positions	286	44	164
Research and development credits	(937)	(121)	(193)
Tax Cuts and Jobs Act	—	1,464	—
Other	28	(2)	33
Change in valuation allowance	6,296	925	1,241
	$—	$—	$—

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next twelve months. Further, due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the effective tax rate.

SYNTHORX, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$265	$198	$—
Additions related to current year tax positions	399	67	94
Additions related to prior year tax positions	—	—	104
Ending balance	$664	$265	$198

9. Employee Benefit Plan

Effective January 1, 2018, the Company adopted a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company makes safe harbor contributions to the 401(k) plan equal to 4% of eligible compensation, subject to limitations under the Code. As of December 31, 2018, no such contributions to the 401(k) plan have been made by the Company.

10. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Selected quarterly financial data for years ended December 31, 2018 and 2017, are as follows (in thousands, except share and per share amounts):

	Fiscal Year 2018 Quarters
	1st	2nd	3rd(1)	4th(1)(2)	Total
Operating Expenses	$2,190	$3,989	$5,931	$8,790	$20,900
Net loss	$(2,190)	$(4,003)	$(22,254)	$(28,162)	$(56,609)
Basic and diluted net loss per share(3)	$(2.32)	$(4.21)	$(23.06)	$(2.94)	$(18.11)

	Fiscal Year 2017 Quarters
	1st	2nd	3rd	4th	Total
Operating Expenses	$985	$1,165	$1,506	$2,194	$5,850
Net loss	$(985)	$(1,165)	$(1,506)	$(2,194)	$(5,850)
Basic and diluted net loss per share(3)	$(1.19)	$(1.35)	$(1.68)	$(2.37)	$(6.65)

(1)

During the third and fourth quarters of 2018, the Company incurred non-cash charges of $16.3 million and $19.7 million, respectively, related to fair value adjustments of its preferred stock purchase liability, recorded as a non-operating expense.

(2)

During the fourth quarter of 2018, the Company completed its initial public offering whereby it issued 13,699,636 shares of common stock. Further, as part of its initial public offering, the outstanding convertible preferred stock at the time of the offering converted into 16,687,477 shares of common stock.

(3)	Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per share many not necessarily equal the total for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and our Acting Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item and not set forth below will be set forth in the sections headed Election of Directors and Executive Officers contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2018 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on the Corporate Governance section of our website at www.synthorx.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation

The information required by this item will be set forth in our Proxy Statement in the sections headed Executive and Director Compensation and Director Compensation contained in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be set forth in the sections headed Security Ownership of Certain Beneficial Owners and Management and Executive and Director Compensation contained in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be set forth in the sections headed Certain Related-Person Transactions and Information Regarding the Board of Directors and Corporate Governance contained in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be set forth in the sections headed Ratification of Selection of Independent Registered Public Accounting Firm contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

(1) Financial Statements. The following financial statements of Synthorx, Inc., together with the report of Ernst & Young LLP, an independent registered public accounting firm, required to be filed pursuant to Part II, Item 8 of this Annual Report on Form 10-K are included on the following pages:

(2) Financial Statement Schedules. None.

(3) List of exhibits required by Item 601 of Regulation S-K.  See part (b) below.

(b) Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 11, 2018).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed December 11, 2018).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-, as amended (File No. 333-228355), filed November 27, 2018).

4.2

Amended and Restated Investors’ Rights Agreement, dated April 12, 2018, by and among the Registrant and certain of its securityholders, as amended (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

10.1#

Form of Indemnity Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

10.2#

Synthorx, Inc. 2018 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement thereunder (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-228861), filed December 12, 2018).

10.3#

Synthorx, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 27, 2018).

10.4#

Synthorx, Inc. 2018 Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

10.5#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 27, 2018).

10.6*

License Agreement, dated July 31, 2014, by and between the Registrant and The Scripps Research Institute (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

10.7*

Research Funding and Option Agreement, dated July 31, 2014, by and between the Registrant and The Scripps Research Institute, as amended on September 2, 2015, September 9, 2016, October 16, 2017 and August 16, 2018 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

10.8*

Master Services Agreement and Scope of Work for Contract Manufacturing Services, dated April 12, 2018, by and between the Registrant and Cytovance Biologics, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

10.9*

Support Services Agreement, dated October 10, 2017, by and between the Registrant and COI Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

10.10

Office Sublease, dated May 6, 2014, by and between the Registrant and COI Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

10.11#

Offer Letter Agreement, dated October 19, 2017, by and between the Registrant and Laura Shawver, Ph.D. (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

10.12#

Employment Agreement, dated July 14, 2017, by and between the Registrant and Marcos Milla, Ph.D. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

10.13#

Offer Letter Agreement, dated July 20, 2018, by and between the Registrant and Joseph A. Leveque, Ph.D. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

10.14*

First Amendment to License Agreement, dated September 10, 2018, by and between the Registrant and The Scripps Research Institute (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

10.15

Lease, dated September 21, 2018, by and between the Registrant and HCP Torrey Pines, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

10.16

Amendment to Office Sublease, dated November 12, 2018, by and between the Registrant and COI Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

#	Indicates management contract or compensatory plan.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHORX, INC.

	By:	/s/ Laura Shawver, Ph.D.
Laura Shawver, Ph.D. President & Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)
Dated: March 12, 2019

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laura Shawver, her true and lawful attorneys-in-fact, each with full power of substitution, for her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Laura Shawver, Ph.D. Laura Shawver, Ph.D.
	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 12, 2019
/s/ Tighe Reardon Tighe Reardon	Acting Chief Financial Officer (Principal Financial and Accounting Officer)
March 12, 2019
/s/ Pratik Shah, Ph.D. Pratik Shah, Ph.D.
	Chairman of the Board of Directors	March 12, 2019
/s/ Vickie Capps Vickie Capps
	Member of the Board of Directors	March 12, 2019
/s/ Jay Lichter, Ph.D. Jay Lichter, Ph.D.
	Member of the Board of Directors	March 12, 2019
/s/ Peter Kolchinsky, Ph.D. Peter Kolchinsky, Ph.D.
	Member of the Board of Directors	March 12, 2019
/s/ Andrew Powell, J.D. Andrew Powell, J.D.
	Member of the Board of Directors	March 12, 2019
/s/ Floyd Romesberg, Ph.D. Floyd Romesberg, Ph.D.
	Member of the Board of Directors	March 12, 2019
/s/ Peter Thompson, M.D. Peter Thompson, M.D.
	Member of the Board of Directors	March 12, 2019