Form 10-Q
period 2019-03-31
Synthorx, Inc.
filed 2019-04-30
CIK 1609727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-38756

SYNTHORX, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4709185
(State of incorporation)	(I.R.S. Employer Identification No.)

11099 N. Torrey Pines Road, Suite 190 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

(858) 750-4789

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	THOR	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 22, 2019 was 32,142,214.

SYNTHORX, INC.

QUARTERLY REPORT on FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

SYNTHORX, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$41,716	$188,356
Investment securities, available-for-sale	137,621	—
Prepaid expenses and other current assets (including related party amounts of $0 and $28, respectively)	1,315	1,688
Total current assets	180,652	190,044
Operating lease right-of-use asset (including related party amounts of $2,060 and $0, respectively)	3,106	—
Property and equipment, net	1,428	1,382
Other assets	80	80
Total assets	$185,266	$191,506
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,963	$2,228
Accrued liabilities (including related party amounts of $98 and $123, respectively)	4,802	4,814
Lease liability, current (including related party amounts of $145 and $0, respectively)	390	—
Total current liabilities	8,155	7,042
Lease liability, noncurrent (including related party amounts of $2,022 and $0, respectively)	2,931	—
Deferred rent (including related party amounts of $0 and $72, respectively)	—	104
Total liabilities	11,086	7,146
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; authorized shares 200,000,000 at March 31, 2019 and December 31, 2018, respectively; issued shares — 32,142,214 and 32,103,953 at March 31, 2019 and December 31, 2018, respectively; outstanding shares— 31,442,454 and 31,394,830 at March 31, 2019 and December 31, 2018, respectively	31	31
Additional paid-in capital	254,442	253,807
Accumulated deficit	(80,329)	(69,478)
Accumulated other comprehensive income	36	—
Total stockholders’ equity	174,180	184,360
Total liabilities and stockholders’ equity	$185,266	$191,506

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development (includes related party amounts of $241 and $251, respectively)	$9,564	$1,765
General and administrative (includes related party amounts of $82 and $65, respectively)	2,355	425
Total operating expenses	11,919	2,190
Loss from operations	(11,919)	(2,190)
Other income:
Interest income, net	1,068	—
Net loss	$(10,851)	$(2,190)
Net loss per common share, basic and diluted	$(0.35)	$(2.32)
Weighted average common shares outstanding, basic and diluted	31,430,071	942,605

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(10,851)	$(2,190)
Other comprehensive gain:
Unrealized gain on investment securities	36	—
Comprehensive loss	$(10,815)	$(2,190)

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Three months ended March 31, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2018	—	$—	31,394,830	$31	$253,807	$(69,478)	$—	$184,360
Exercise of common stock options and vesting of early exercised common stock options	—	—	47,624	—	51	—	—	51
Stock-based compensation	—	—	—	—	584	—	—	584
Other comprehensive income	—	—	—	—	—	—	36	36
Net loss	—	—	—	—	—	(10,851)	—	(10,851)
Balance at March 31, 2019	—	$—	31,442,454	$31	$254,442	$(80,329)	$36	$174,180

	Three months ended March 31, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance at December 31, 2017	7,253,898	$16,103	935,723	$1	$340	$(12,869)	$—	$(12,528)
Exercise of common stock options and vesting of founder shares	—	—	15,346	—	1	—	—	1
Stock-based compensation	—	—	—	—	26	—	—	26
Net loss	—	—	—	—	—	(2,190)	—	(2,190)
Balance at March 31, 2018	7,253,898	$16,103	951,069	$1	$367	$(15,059)	$—	$(14,691)

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(10,851)	$(2,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	584	26
(Amortization of premiums) and accretion of discounts on investment securities, net	(426)	—
Depreciation	93	42
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	345	(249)
Prepaid expenses and other current assets—related parties	28	(115)
Accounts payable and accrued liabilities	775	590
Accounts payable and accrued liabilities—related parties	(25)	(254)
Deferred rent - related parties	—	37
Operating lease right-of-use assets and liabilities, net	75	—
Operating lease right-of-use assets and liabilities, net—related parties	36	—
Net cash used in operating activities	(9,366)	(2,113)
Cash flows from investing activities
Purchases of investment securities	(137,159)	—
Purchases of property and equipment	(139)	(46)
Net cash used in investing activities	(137,298)	(46)
Cash flows from financing activities
Proceeds from exercise of common stock options	24	1
Net cash used in financing activities	24	1
Net decrease in cash and cash equivalents	(146,640)	(2,158)
Cash and cash equivalents
Beginning of period	188,356	3,661
End of period	$41,716	$1,503

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2019. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses and the valuation of equity awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

Reverse Stock Split

On November 26, 2018, the Company effected a 1-for-1.60224 reverse stock split of its common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse stock split. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of acquisition of three months or less to be cash equivalents. These investments may include money market funds, U.S. Government agencies, corporate debt securities and commercial paper.

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Securities

Investments with maturities at the date of acquisition of more than three months are considered marketable securities. The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. The Company has classified its investment holdings as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. The Company’s investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for safety of principle, liquidity and a reasonable rate of return. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses are included in non-operating other income (expense) on the statement of operations and are derived using the specific identification method for determining the cost of the securities sold. During the periods presented, no realized gains or losses were recorded on the sale or maturity of the Company’s marketable securities and no impairments to reduce the value of an available-for-sale equity security were taken. See Note 5 for further discussion.

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

Stock-Based Compensation

Stock options issued pursuant to the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) and 2014 Equity Incentive Plan (the “2014 Plan”) and option features associated with the rights to purchase shares pursuant to the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) are valued using the Black-Scholes option pricing model on the date of grant or subscription period. This option pricing model involves a number of estimates, including the expected term of an award or subscription period, the anticipated stock volatility and risk-free interest rates. Stock-based compensation expense is recognized using the straight-line method and is based on the value of the portion of stock awards that are ultimately expected to vest or the number of shares estimated to be issued pursuant to the ESPP.

The table below summarizes the total stock-based compensation expense included in the Company’s condensed statements of operations for stock options and shares subject to purchase under the ESPP for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$400	$16
General and administrative	184	10
	$584	$26

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires leases to be recognized on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

A modified retrospective transition approach is required for ASU 2016-02, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019, and used the effective date as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Further, the Company

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

elected the ‘package of practical expedients’ which does not require the Company to reassess its prior conclusions about lease identification, lease classification and initial direct costs under the new standard. On adoption, the Company recognized operating liabilities associated with leases of $3.3 million and corresponding ROU assets of $3.2 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. See Note 8 for further discussion.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The amendments relate to disclosures regarding unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty and are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the timing and impact of the adoption of this guidance on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the timing and impact of the adoption of this guidance on the Company’s consolidated financial statements.

3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of this calculation, convertible preferred stock, stock options, employee stock purchase rights, and unvested common stock subject to repurchase are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at March 31, 2019 and 2018, convertible preferred stock, stock options, employee stock purchase rights, and unvested common stock subject to repurchase totaling approximately 4,880,000 shares and 9,517,000 shares, respectively, were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

4. Fair Value Measurements

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

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

The carrying amounts of the Company’s prepaid expenses and other current assets, accounts payable and accrued liabilities are generally considered to be representative of their fair value because of the short nature of these instruments. The Company’s investments, which may include money market funds and available-for-sale investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises, are measured at fair value in accordance with the fair value hierarchy.

Assets measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Balance at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$25,922	$25,922	$—	$—
Commercial paper(2)	116,032	—	116,032	—
Corporate debt securities	37,282	—	37,282	—
Total	$179,236	$25,922	$153,314	$—

(1)	Included within cash and cash equivalents on the Company’s condensed balance sheet.
(2)	Commercial paper purchased within three months of maturity valued at $7.0 million is included within cash and cash equivalents on the Company’s condensed balance sheet.

		Fair Value Measurements at Reporting Date Using:
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$185,203	$185,203	$—	$—
Total	$185,203	$185,203	$—	$—

(1)	Included within cash and cash equivalents on the Company’s condensed balance sheet.

The Company determines the fair value of commercial paper and corporate bonds with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at March 31, 2019 and no transfers between levels occurred during the either of the reporting periods presented.

5. Investments in Marketable Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities at March 31, 2019. The Company had no investments in marketable securities at December 31, 2018.

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at March 31, 2019 consisted of the following (in thousands):

		March 31, 2019
	Maturity (in years)	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	1 year or less	$109,011	$—	$30	$(2)	$109,039
Corporate debt securities	1 year or less	28,574	—	10	(2)	28,582
Total available-for-sale securities		$137,585	$—	$40	$(4)	$137,621

At March 31, 2019, there were nine securities in unrealized loss positions. These securities have not been in a continuous unrealized loss position for more than 12 months. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. As such, the Company has classified these losses as temporary in nature. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid insurance	$836	$1,171
Interest receivable	243	265
Prepaid clinical trial costs	99	—
Prepaid manufacturing and process development costs	21	175
Other prepaids and current assets (including related party amounts of $0 and $28, respectively)	116	77
	$1,315	$1,688

Property and equipment for the consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Laboratory equipment	$1,691	$1,635
Leasehold improvements	118	72
Software/Hardware	55	—
Furniture and fixtures	55	36
Construction in progress	4	41
	$1,923	$1,784
Less accumulated depreciation and amortization	(495)	(402)
	$1,428	$1,382

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued research and development (including related party amounts of $0 and $59, respectively)	$2,414	$1,579
Stock repurchase liability	1,117	1,143
Accrued compensation	723	895
Other accrued liabilities (including related party amounts of $98 and $64, respectively)	548	1,197
	$4,802	$4,814

7. Related Party Transactions

In February 2015, as amended in October 2017, the Company entered into a Support Services Agreement with COI Pharmaceuticals, Inc. (“COI”) that outlines the terms of services provided by COI to the Company, as well as the fees charged for such services. Jay Lichter, Ph.D., a member of the Company’s board of directors, and Tighe Reardon, the Company’s Acting Chief Financial Officer, are each an executive officer and director of COI, a shared service company that provides certain back-office and administrative and research and development support services, including facilities support, to the portfolio companies of Avalon Ventures, a stockholder of the Company. The Company pays COI quarterly prepayments for estimated costs to be incurred under the agreement in such quarter. Either party may terminate the support services agreement by giving 30 days’ prior notice. The support services agreement automatically renews in October of each year unless terminated by either party by giving 30 days’ prior notice.

Expense recognized by the Company under the support services agreement with COI and costs incurred pursuant to a sublease with COI, as further described in Note 8, for the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$152	$158
General and administrative	79	62
	$231	$220

At March 31, 2019 and December 31, 2018, the Company had accounts payable and accrued expenses due to COI of $0.1 million and $0.1 million, respectively. As of December 31, 2018 the Company had prepaid expenses to COI of less than $0.1 million. No amounts were due from COI and the Company had no prepaid expenses to COI at March 31, 2019.

Research Funding and Option Agreement

In July 2014, the Company entered into a Research Funding and Option Agreement (the “Research Agreement”) for certain technologies from The Scripps Research Institute (“TSRI”), and in August 2018, amended the Research Agreement. Pursuant to the agreement (as amended), the Company provides funding to TSRI to conduct certain research activities under a research program. The agreement continues in effect until the earlier of (a) July 2019, and (b) the completion of the research program, unless extended or terminated by mutual agreement and subject to customary termination provisions related to failure to make payments, breach or insolvency. Under the research funding and option agreement, TSRI granted the Company an option to enter into a license agreement for certain patent rights and technology related to the research program. As described below, the license agreement was entered into in July 2014, and any intellectual property to which the Company exercises the foregoing option will be included in such license agreement. The Company is obligated to provide research funding to TSRI in the amount of $0.2 million both during 2018 and 2019, of which $0.1 million was paid in 2018 and $0.1 million had been paid in 2019 as of March 31, 2019.

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

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Expense recognized by the Company related to the above agreements with TSRI for the periods presented was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$89	$93
General and administrative	3	3
	$92	$96

As of December 31, 2018, the Company had accounts payable and accrued expenses due to TSRI of $0.1 million. The Company had no accounts payable and accrued expenses due to TSRI at March 31, 2019. Further, as of March 31, 2019 and December 31, 2018, the Company had no prepaid expenses to TSRI.

8. Commitments and Contingencies

Operating Lease

In August 2017, the Company entered into a sublease with COI, a related party, for its corporate office and laboratory space in La Jolla, California (the “2017 Sublease”). In November 2018, the Company amended the 2017 Sublease to provide the Company with a one-time right to terminate as of March 1, 2024, subject to certain conditions and fees. The 2017 Sublease, as amended, which expires in February 2027, contains rent escalations and the Company is required to pay for common area maintenance and other costs during the term of the lease. In connection with the 2017 Sublease, the Company recognized an operating lease right-of-use asset of $2.1 million as of March 31, 2019 and an aggregate lease liability of $2.2 million in its balance sheet. The remaining lease term is 7 years and 11 months, and the estimated incremental borrowing rate used by the Company to recognize the lease liability was 8.5%. The right to early terminate the lease was not recognized as part of the Company’s lease liability and right-of-use lease asset.

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

In addition, in September 2018, the Company entered into a noncancelable operating lease for additional corporate office and laboratory space (the “Lease”). The Lease commenced in November 2018 and will expire in February 2023, however, the Company has the option to extend the Lease for a 12-month period. The Lease provided for abatement of rent during the first four months of the lease, contains rent escalations and the Company is required to pay for common area maintenance and other costs during the term of the lease. In connection with the Lease, the Company recognized an operating lease right-of-use asset of $1.0 million as of March 31, 2019 and an aggregate lease liability of $1.2 million in its balance sheet. The remaining lease term is 4 years, and the estimated incremental borrowing rate used by the Company to recognize the lease liability was 7%. The option to extend the lease was not recognized as part of the Company’s lease liability and right-of-use lease asset.

Future minimum lease payments under the 2017 Sublease and the Lease as of March 31, 2019 are as follows (in thousands):

2019	$501
2020	655
2021	675
2022	727
2023	483
Thereafter	1,327
Total future minimum lease payments	4,368
Less interest	(1,047)
Total lease liability	$3,321
Weighted average lease term	6.7 years
Weighted average discount rate	8.0%

Operating lease costs were $0.3 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Contingencies

From time to time, the Company becomes subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of March 31, 2019 or December 31, 2018, respectively.

9. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

During the year ended December 31, 2018, the Company issued convertible preferred stock as follows:

▪	in April 2018, the Company issued 8,118,108 shares of Series C convertible preferred stock, raising proceeds, net of offering costs, of $26.3 million; and
▪	in November 2018, the Company issued 11,365,348 shares of Series C convertible preferred stock, raising proceeds, net of offering costs, of $37.1 million.

Equity Incentive Plans

In November 2018, the Company’s board of directors and stockholders approved the 2018 Plan that became effective upon the date of the underwriting agreement related to the IPO. Upon adoption of the 2018 Plan, the Company restricted future grants from its 2014 Plan. A total of 3,428,492 new shares of common stock were initially reserved for issuance under the 2018 Plan. The number of shares reserved under the 2018 Plan also include 87,111 shares of common stock that remained available for issuance under the 2014 Plan at the time the 2018 Plan became effective, and will be increased by the number of shares under the 2014 Plan that are repurchased, forfeited, expired or cancelled on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to 4% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2019, 1,284,158 shares were automatically added to the 2018 Plan pursuant to the provision.

Early Exercise of Stock Options

Certain stock options granted under the Company’s 2014 Plan provide option holders the right to elect to exercise unvested options in exchange for restricted common stock. A summary of the early exercised shares is as follows:

Shares
Balance as of December 31, 2018	709,123
Shares vested	(9,363)
Balance as of March 31, 2019	699,760

The shares are subject to repurchase by the Company at the original exercise price in the event the optionee’s service is terminated either voluntarily or involuntarily prior to vesting. As of March 31, 2019 and December 31, 2018, the Company recorded accrued liabilities of $1.1 million and $1.1 million, respectively, associated with the repurchase rights for early exercised stock options.

2018 Employee Stock Purchase Plan

In November 2018, the Company’s board of directors and stockholders approved and adopted the ESPP that became effective immediately prior to the date of the underwriting agreement related to the IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 645,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 750,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2019, 321,039 shares were automatically added to the ESPP pursuant to the provision.

As of March 31, 2019, no shares were issued under the ESPP.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 12, 2019. In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report, and the caption “Risk Factors” in this Quarterly Report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

To date, we have incurred significant net losses since our inception and as of March 31, 2019 had an accumulated deficit of $80.3 million. Our net losses have resulted primarily from costs incurred in connection with raising capital, research and development activities and general and administrative expenses. We also incurred a $36.0 million non-cash charge in 2018 from the increase in the fair value of a convertible preferred stock purchase right granted in April 2018 and settled in November 2018. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments used in our accounting practices and reflect the effects of revisions in the period in which they are deemed necessary. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have not been any material changes to our critical accounting policies since December 31, 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Operating expenses:
Research and development	$9,564	$1,765	$7,799
General and administrative	2,355	425	1,930
Total operating expenses	11,919	2,190	9,729
Loss from operations	(11,919)	(2,190)	(9,729)
Interest Income	1,068	—	1,068
Net loss	$(10,851)	$(2,190)	$(8,661)

Research and Development Expenses. Research and development expenses were $9.6 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $7.8 million was due primarily to an increase of $4.5 million in external expense related to our THOR-707 program and $1.5 million of increased personnel and related expenses, including $0.4 of additional non-cash stock-based compensation expense, as we have increased our research and development headcount to support our development programs. We also incurred additional external costs on our other development programs during the three months ended March 31, 2019 as compared to same period in 2018, including our IL-2 AI program.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2019 were $2.4 million, an increase of $1.9 million from the $0.4 million incurred for the same period in 2018. The increase in expenses in 2019 was due primarily to $0.9 million of increased personnel and related expenses, including $0.2 million of additional non-cash stock-based compensation expense, as we have increased our general and administrative headcount to support our expanding operations. Furthermore, we incurred additional costs during the three months ended March 31, 2019 that were not incurred in during the same period in 2018 as we now operate as a public company, including additional insurance, legal and accounting fees.

Interest Income. The $1.1 million of interest income recognized for the three months ended March 31, 2019 was primarily due to an increase in our excess cash reserves, primarily from our initial public offering in December 2018, and the execution of our investment policy in the fourth quarter of 2018 whereby we began investing our excess cash reserves in investment securities and interest-bearing money-market accounts. Prior to the fourth quarter of 2018, our excess cash reserves were in a non-interest-bearing account and hence there was no similar income for the three months ended March 31, 2018.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since inception, we have financed our operations primarily through the sale of our equity securities and we will need to raise substantial additional capital in the future. For example, in 2018, we raised proceeds, net of offering costs, of $137.5 million from our initial public offering in December 2018, and $63.4 million from the sale of our Series C convertible preferred stock in April and November 2018.

As of March 31, 2019 we had $41.7 million of cash and cash equivalents, a decrease of $146.6 million from the $188.4 million of cash and cash equivalents at December 31, 2018. The decrease in our cash and cash equivalents balance during the three months ended March 31, 2019 was primarily due to the execution of our investment policy during the period whereby we began investing a significant portion of our cash and cash equivalents in available-for-sale investment securities. Further detail of the change in our cash and cash equivalents for the three months ended March 31, 2019 and 2018 is summarized below.

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(9,366)	$(2,113)
Investing activities	(137,298)	(46)
Financing activities	24	1
Net decrease in cash and cash equivalents	$(146,640)	$(2,158)

Operating Activities

Net cash used in operating activities was $9.4 million for the three months ended March 31, 2019, as compared to $2.1 million for same period in 2018. The $7.3 million increase in net cash used in operating activities was primarily due to an increase of $8.7 million in our net loss for the 2019 period as compared to the 2018 period. This increase in our net loss was mostly due to the advancement of our research and development programs, including THOR-707, and increased personnel costs to support these activities and our operations as a public company. The impact from our increased net loss during the 2019 period as compared to 2018, was partially offset by increases in our accounts payable and accrued liability balances during 2019, due to the increased expenses associated with our development efforts and supporting activities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was primarily due to the execution of our investment policy whereby we began investing our excess cash reserves, including the $137.5 million of net proceeds from our initial public offering in December 2018, in investment securities in accordance with our investment policy. In addition, we purchased property and equipment in each period, primarily consisting of laboratory equipment.

Financing Activities and Funding Requirements

Net cash provided by financing activities was from the exercise of stock options in each period.

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

Other Information

Jumpstart Our Business Startups Act

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, as amended, or the JOBS Act, enacted in April 2012. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities and commercial paper, all with various maturity dates.

Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

ITEM 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

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

ITEM 1A.	Risk Factors.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risks described below, together with the other information contained in this Quarterly Report and in our other public filings. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on March 12, 2019. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

Risks Related to Our Business and Industry

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.*

We are an early stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2014. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing our platform technology, optimizing the licensed technology, identifying potential product candidates, enhancing our intellectual property portfolio and undertaking research and preclinical studies and enabling manufacturing for our development programs. Our approach to the discovery and development of product candidates based on our Expanded Genetic Alphabet platform technology is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, we currently only have one product candidate, THOR-707, which has not yet commenced clinical development, and all our other development programs are in the discovery or preclinical stages. We have not yet demonstrated an ability to successfully submit an IND or successfully complete any Phase 1, Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a clinical or commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our products are not successfully developed and approved, we may never generate any revenue. For example, our net loss was $56.6 million, $5.9 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively and as of March 31, 2019 we had an accumulated deficit of $80.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as THOR-707 and any future product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. The net losses we incur may fluctuate significantly from quarter to quarter.

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

If we are unable to raise additional capital when needed, we may be forced to delay, reduce or eliminate our development programs or other operations.*

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we pursue development of research programs and marketing approvals for our IL-2 Synthorins for the treatment of cancer and autoimmune disorders and advance any other product candidates that we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. If we obtain marketing approval for THOR-707 or any other product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our current and any future drug candidates, and otherwise pursue our business strategy. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public reporting company.

As of March 31, 2018, we had cash, cash equivalents and investment securities of $179.3 million. We believe that our existing cash, cash equivalents and investment securities, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. In particular, we expect that our existing cash, cash equivalents and investment securities will allow us to report clinical biomarker proof-of-concept data for THOR-707 as a single agent and in combination with an immune checkpoint inhibitor, identify a product candidate in the IL-2 AI Synthorin program and complete IND-enabling studies for such program, and identify development candidates for our IL-10 and IL-15 Synthorin programs. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.*

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer as well as drugs targeting autoimmune disorders. There are other companies working to develop immunotherapies for the treatment of cancer and drugs targeting autoimmune disorders including divisions of pharmaceutical and biotechnology companies of various sizes. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Competition may further increase as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. We are aware that Ambrx Inc., Admune Therapeutics (Novartis AG), Alkermes plc, Anaveon AG, Avadel Pharmaceuticals plc, Alopexx Oncology LLC, Altor BioSciences, Inc., Armo BioSciences (Eli Lilly and Company), AstraZeneca plc, Bristol-Myers Squibb, Cue Biopharma, Inc., Cytune Pharma, Medicenna Therapeutics Corp, Nektar Therapeutics, Neoleukin Therapeutics, Inc., Philogen S.p.A., Roche AG, Sutro Biopharma, Inc., Xencor, Inc. and Xoma Corporation are developing IL-2, IL-10 or IL-15 cytokine programs for oncology and Proleukin (aldesleukin) is marketed by Nestle S.A. for the treatment of metastatic RCC and melanoma. Additionally, we are aware that Amgen Inc., Eli Lilly and Company, Delinia, Inc. (Celgene Corporation), ILTOO Pharma (Les Laboratoires Servier SAS), Medicenna, Nektar and Roche have modified or low-dose IL-2 programs in development for the treatment of autoimmune disorders. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop.

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

The TSRI Agreement gives us exclusive worldwide rights to develop, manufacture, and commercialize certain of TSRI’s patent rights, know-how and biological materials relating to our Expanded Genetic Alphabet platform technology. For more information, see “Our License and Collaboration Agreements—License Agreement with TSRI” appearing in Part I, Item 1 of our Annual Report on Form 10-K.

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

We rely heavily on the TSRI Agreement for intellectual property rights that are important or necessary to the development of our product candidates and Expanded Genetic Alphabet platform technology. For more information, see “Our License and Collaboration Agreements—License Agreement with TSRI” appearing in Part I, Item 1 of our Annual Report on Form 10-K . The growth of our business may depend in part on our ability to acquire, in-license or use additional third-party intellectual property rights. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Licenses to additional third-party intellectual property, technology and materials that may be required for the development and commercialization of our product candidates or technology may not be available at all or on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our product candidates or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize our future product candidates or technologies, which could materially harm our business, financial condition, results of operations and growth prospects.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of April 15, 2019, other than one foreign issued patent, all of the patent rights that we own or that we have in-licensed are currently pending patent applications. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop and any other product candidates or technologies covered by the asserted third-party patents. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. In order to successfully challenge the validity of any U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we could be required to obtain a license from such a third party in order to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, and could divert the time and attention of our technical personnel and management, cause development delays, and/or require us to develop non-infringing technology, which may not be possible on a cost-

effective basis. In the event of a successful claim of infringement against us, we may have to pay substantial monetary damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing drug or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

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

We expect to grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2019, we had 39 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

Our principal stockholders and management own a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval.*

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of March 31, 2019, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned in the aggregate approximately 88.0% of our outstanding common stock. As a result of their share ownership, these stockholders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur.

As of March 31, 2019, we had 32,142,214 outstanding shares of common stock. Of these shares, approximately 13.7 million shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in June 2019 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering. Jefferies LLC and SVB Leerink LLC (formerly Leerink Partners LLC) may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

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

Additionally, the holders of approximately 16.7 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market beginning in June 2019 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum, but will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However a court may determine that these provisions are unenforceable. If a court were to find either choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be appealed and may be ultimately overturned by the Delaware Supreme Court. In light of the recent Court of Chancery decision, we do not currently intend to enforce the foregoing federal forum selection provision unless the decision is reversed on appeal.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 7, 2018. Through the date hereof, we have used approximately $15.0 million of the net proceeds from the offering. Pending such uses, we have, and plan to continue to invest the balance of the net proceeds from this offering in short- and intermediate-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 11, 2018).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed December 11, 2018).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 27, 2018).

4.2

Amended and Restated Investors’ Rights Agreement, dated April 12, 2018, by and among the Registrant and certain of its securityholders, as amended (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-228355), filed November 13, 2018).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synthorx, Inc.

Date: April 30, 2019	By:	/s/ Laura Shawver, Ph.D.
Laura Shawver, Ph.D. President & Chief Executive Officer
(on behalf of the registrant and as the registrant’s Principal Executive Officer)

/s/ Tighe Reardon
Tighe Reardon Acting Chief Financial Officer
(on behalf of the registrant and as the registrant’s Principal Accounting Officer)