Form 10-Q
period 2019-06-30
Synthorx, Inc.
filed 2019-08-01
CIK 1609727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2019 was 32,266,004.

SYNTHORX, INC.

QUARTERLY REPORT on FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

SYNTHORX, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$23,534	$188,356
Investment securities, available-for-sale	141,644	—
Prepaid expenses and other current assets (including related party amounts of $0 and $28, respectively)	3,554	1,688
Total current assets	168,732	190,044
Operating lease right-of-use asset (including related party amounts of $2,013 and $0, respectively)	3,003	—
Property and equipment, net	1,628	1,382
Other assets	30	80
Total assets	$173,393	$191,506
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$884	$2,228
Accrued liabilities (including related party amounts of $274 and $123, respectively)	6,122	4,814
Lease liability, current (including related party amounts of $151 and $0, respectively)	403	—
Total current liabilities	7,409	7,042
Lease liability, noncurrent (including related party amounts of $1,974 and $0, respectively)	2,818	—
Deferred rent (including related party amounts of $0 and $72, respectively)	—	104
Total liabilities	10,227	7,146
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; authorized shares 200,000,000 at June 30, 2019 and December 31, 2018, respectively; issued shares — 32,263,757 and 32,103,953 at June 30, 2019 and December 31, 2018, respectively; outstanding shares— 31,711,124 and 31,394,830 at June 30, 2019 and December 31, 2018, respectively	32	31
Additional paid-in capital	255,605	253,807
Accumulated deficit	(92,699)	(69,478)
Accumulated other comprehensive income	228	—
Total stockholders’ equity	163,166	184,360
Total liabilities and stockholders’ equity	$173,393	$191,506

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development (includes related party amounts of $358, $229, $598, and $499, respectively)	$10,425	$3,387	$19,989	$5,152
General and administrative (includes related party amounts of $76, $71, $158, and $136, respectively)	3,040	602	5,395	1,027
Total operating expenses	13,465	3,989	25,384	6,179
Loss from operations	(13,465)	(3,989)	(25,384)	(6,179)
Other income (expense):
Change in fair value of preferred stock purchase right liability	—	(14)	—	(14)
Interest income, net	1,095	—	2,163	—
Net loss	$(12,370)	$(4,003)	$(23,221)	$(6,193)
Net loss per common share, basic and diluted	$(0.39)	$(4.21)	$(0.74)	$(6.54)
Weighted average common shares outstanding, basic and diluted	31,561,445	951,066	31,496,114	946,854

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(12,370)	$(4,003)	$(23,221)	$(6,193)
Other comprehensive gain:
Unrealized gain on investment securities	192	—	228	—
Comprehensive loss	$(12,178)	$(4,003)	$(22,993)	$(6,193)

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY(DEFICIT)

(in thousands, except share data)

(Unaudited)

	Six Months Ended June 30, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December, 31 2018	—	$—	31,394,830	$31	$253,807	$(69,478)	$—	$184,360
Exercise of common stock options and vesting of early exercised common stock options	—	—	289,864	1	279	—	—	280
Share issuance under employee stock purchase plan	—	—	26,430	—	247	—	—	247
Stock-based compensation	—	—	—	—	1,272	—	—	1,272
Other comprehensive income	—	—	—	—	—	—	228	228
Net loss	—	—	—	—	—	(23,221)	—	(23,221)
Balance at June 30, 2019	—	$—	31,711,124	$32	$255,605	$(92,699)	$228	$163,166

	Three Months Ended June 30, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at March 31, 2019	—	$—	31,442,454	$31	$254,442	$(80,329)	$36	$174,180
Exercise of common stock options and vesting of early exercised common stock options	—	—	242,240	1	228	—	—	229
Share issuance under employee stock purchase plan	—	—	26,430	—	247	—	—	247
Stock-based compensation	—	—	—	—	688	—	—	688
Other comprehensive income	—	—	—	—	—	—	192	192
Net loss	—	—	—	—	—	(12,370)	—	(12,370)
Balance at June 30, 2019	—	$—	31,711,124	$32	$255,605	$(92,699)	$228	$163,166

	Six Months Ended June 30, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance at December 31, 2017	7,253,898	$16,103	935,723	$1	$340	$(12,869)	$—	$(12,528)
Issuance of Series C preferred stock, net of $292 of issuance costs	8,118,108	21,391	—	—	—	—	—	—
Exercise of common stock options and vesting of founder shares	—	—	15,346	—	1	—	—	1
Stock-based compensation	—	—	—	—	88	—	—	88
Net loss	—	—	—	—	—	(6,193)	—	(6,193)
Balance at June 30, 2018	15,372,006	$37,494	951,069	$1	$429	$(19,062)	$—	$(18,632)

	Three Months Ended June 30, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance at March 31, 2018	7,253,898	$16,103	951,069	$1	$367	$(15,059)	$—	$(14,691)
Issuance of Series C preferred stock, net of $292 of issuance costs	8,118,108	21,391	—	—	—	—	—	—
Exercise of common stock options and vesting of founder shares	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	62	—	—	62
Net loss	—	—	—	—	—	(4,003)	—	(4,003)
Balance at June 30, 2018	15,372,006	$37,494	951,069	$1	$429	$(19,062)	$—	$(18,632)

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(23,221)	$(6,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,272	88
(Amortization of premiums) and accretion of discounts on investment securities, net	(1,220)	—
Depreciation	194	91
Change in fair value of purchase right liability	—	14
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,894)	(120)
Prepaid expenses and other current assets—related parties	28	(88)
Accounts payable and accrued liabilities	(5)	1,172
Accounts payable and accrued liabilities—related parties	151	(275)
Deferred rent - related parties	—	44
Operating lease right-of-use assets and liabilities, net	74	—
Operating lease right-of-use assets and liabilities, net—related parties	40	—
Other assets	50	—
Net cash used in operating activities	(24,531)	(5,267)
Cash flows from investing activities
Purchases of investment securities	(169,446)	—
Proceeds from maturities of investment securities	29,250	—
Purchases of property and equipment	(440)	(337)
Net cash used in investing activities	(140,636)	(337)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock and Series C preferred stock purchase right liability, net of issuance costs	—	26,255
Proceeds from exercise of common stock options and stock issuances under the employee stock purchase plan	345	1
Net cash provided by financing activities	345	26,256
Net (decrease) increase in cash and cash equivalents	(164,822)	20,652
Cash and cash equivalents
Beginning of period	188,356	3,661
End of period	$23,534	$24,313

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Synthorx, Inc. (the “Company”) was incorporated in the state of Delaware in January 2014 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company focused on prolonging and improving the lives of people with cancer and autoimmune disorders. The Company’s platform technology expands the genetic code by adding a new DNA base pair and is designed to create optimized biologics, which the Company refers to as Synthorins.

The Company has incurred significant operating losses since inception and expects to incur operating losses for the foreseeable future as it pursues the clinical and preclinical development of its programs and product candidates. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of its product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until it does, will need to continue to raise additional capital to fund its operations.

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

Research and Development Expenses

All research and development costs are expensed in the period incurred. Research and development expenses primarily consist of services provided by contract organizations for clinical and preclinical development, salaries and related expenses for personnel, including stock-based compensation expense, outside service providers, facilities costs, fees paid to consultants and other professional services, license fees, depreciation and supplies used in research and development. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the related goods or services are received.

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

The table below summarizes the total stock-based compensation expense included in the Company’s condensed statements of operations for stock options and shares subject to purchase under the ESPP for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$81	$33	$481	$49
General and administrative	607	29	791	39
	$688	$62	$1,272	$88

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

3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of this calculation, convertible preferred stock, stock options, employee stock purchase rights, and unvested common stock subject to repurchase are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at June 30, 2019 and 2018, convertible preferred stock, stock options, employee stock purchase rights, and unvested common stock subject to repurchase totaling approximately 4,800,000 shares and 17,500,000 shares, respectively, were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

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

Assets measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Balance at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$23,532	$23,532	$—	$—
Government-sponsored enterprise securities	9,005	9,005
Commercial paper	97,859	—	97,859	—
Corporate debt securities	34,780	—	34,780	—
Total	$165,176	$32,537	$132,639	$-

(1)	Included within cash and cash equivalents on the Company’s condensed balance sheet.

		Fair Value Measurements at Reporting Date Using:
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$185,203	$185,203	$—	$—
Total	$185,203	$185,203	$—	$—

(1)	Included within cash and cash equivalents on the Company’s condensed balance sheet.

The Company determines the fair value of commercial paper and corporate bonds with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at June 30, 2019 and no transfers between levels occurred during the either of the reporting periods presented.

5. Investments in Marketable Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities at June 30, 2019. The Company had no investments in marketable securities at December 31, 2018.

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at June 30, 2019 consisted of the following (in thousands):

		June 30, 2019
	Maturity (in years)	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	1 year or less	$97,704	$—	$155	$—	$97,859
Corporate debt securities	1 year or less	34,712	—	68	—	34,780
Government-sponsored enterprise securities	1 year or less	9,000	—	5	—	9,005
Total available-for-sale securities		$141,416	$—	$228	$—	$141,644

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2019, there were no securities in unrealized loss positions.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid manufacturing and process development costs	$2,446	$175
Prepaid insurance	616	1,171
Interest receivable	298	265
Prepaid clinical trial costs	82	—
Other prepaids and current assets (including related party amounts of $0 and $28, respectively)	112	77
	$3,554	$1,688

Property and equipment for the consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Laboratory equipment	$1,797	$1,635
Leasehold improvements	126	72
Computer equipment and software	63	—
Furniture and fixtures	55	36
Construction in progress	183	41
	2,224	1,784
Less accumulated depreciation and amortization	(596)	(402)
	$1,628	$1,382

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued research and development (including related party amounts of $233 and $59, respectively)	$3,268	$1,579
Accrued compensation	1,040	895
Stock repurchase liability	961	1,143
Other accrued liabilities (including related party amounts of $41 and $64, respectively)	853	1,197
	$6,122	$4,814

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

Expense recognized by the Company under the support services agreement with COI and costs incurred pursuant to a sublease with COI, as further described in Note 8, for the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$167	$136	$319	$312
General and administrative	75	69	154	132
	$242	$205	$473	$444

At June 30, 2019 and December 31, 2018, the Company had accounts payable and accrued expenses due to COI of $0.1 million and $0.1 million, respectively. As of December 31, 2018 the Company had prepaid expenses to COI of less than $0.1 million. No amounts were due from COI and the Company had no prepaid expenses to COI at June 30, 2019.

Research Funding and Option Agreement

In July 2014, the Company entered into a Research Funding and Option Agreement (the “Research Agreement”) for certain technologies from The Scripps Research Institute (“TSRI”) where a member of the Company’s board of directors was formerly a faculty member. Pursuant to the agreement, as last amended July 2019, the Company provides funding to TSRI to conduct certain research activities under a research program. The agreement, as amended, expires in July 2022 or upon the completion of the research program, unless extended by mutual agreement. Under the Research Agreement, TSRI granted the Company an option to enter into a license agreement for certain patent rights and technology related to the research program. As described below, the license agreement was entered into in July 2014, and any intellectual property to which the Company exercises the foregoing option will be included in such license agreement. The Company is obligated to provide future research funding to TSRI pursuant to the Research Agreement, as amended, in the amount of $0.2 million for the remainder of 2019, $0.3 million for 2020 and $0.1 million for 2021.

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

In addition, the Company is also required to pay TSRI (i) an amount in the low-double digit percent range of sublicensing revenues, (ii) an amount in the high-single digit percent range of non-sublicensing transaction revenues, such as amounts received for grants of licenses to third parties and grants of other distribution or marketing rights, payable in shares of the Company’s capital stock and (iii) milestone payments of up to $2.4 million for each Licensed Product. In June 2019, the Company incurred a milestone obligation of $0.1 million related to the initiation of its Phase 1/2 clinical trial for its lead product candidate, THOR-707.

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

Academic Development Program Awards

The Company has incurred research and development expense in connection with academic development program awards to TSRI to fund direct research. A member of the Company’s board of directors was formerly a faculty member at TSRI and such payments were used to fund a portion of his research activities conducted at TSRI.

Expense recognized by the Company related to the above agreements with TSRI for the periods presented was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$191	$93	$279	$187
General and administrative	1	2	4	4
	$192	$95	$283	$191

As of June 30, 2019 and December 31, 2018, the Company had accounts payable and accrued expenses due to TSRI of $0.2 million and $0.1 million, respectively. The Company had no prepaid expenses to TSRI as of June 30, 2019 and December 31, 2018, respectively.

8. Commitments and Contingencies

Operating Lease

In August 2017, the Company entered into a sublease with COI, a related party, for its corporate office and laboratory space in La Jolla, California (the “2017 Sublease”). In November 2018, the Company amended the 2017 Sublease to provide the Company with a one-time right to terminate as of March 1, 2024, subject to certain conditions and fees. The 2017 Sublease, as amended, which expires in February 2027, contains rent escalations and the Company is required to pay for common area maintenance and other costs during the term of the lease. In connection with the 2017 Sublease, the Company recognized an operating lease right-of-use asset of

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

$2.0 million as of June 30, 2019 and an aggregate lease liability of $2.1 million in its balance sheet. The remaining lease term is 7 years and 8 months, and the estimated incremental borrowing rate used by the Company to recognize the lease liability was 8.5%. The right to early terminate the lease was not recognized as part of the Company’s lease liability and right-of-use lease asset.

In addition, in September 2018, the Company entered into a noncancelable operating lease for additional corporate office and laboratory space (the “Lease”). The Lease commenced in November 2018 and will expire in February 2023, however, the Company has the option to extend the Lease for a 12-month period. The Lease provided for abatement of rent during the first four months of the lease, contains rent escalations and the Company is required to pay for common area maintenance and other costs during the term of the lease. In connection with the Lease, the Company recognized an operating lease right-of-use asset of $1.0 million as of June 30, 2019 and an aggregate lease liability of $1.1 million in its balance sheet. The remaining lease term is 3 years and 9 months, and the estimated incremental borrowing rate used by the Company to recognize the lease liability was 7%. The option to extend the lease was not recognized as part of the Company’s lease liability and right-of-use lease asset.

Future minimum lease payments under the 2017 Sublease and the Lease as of June 30, 2019 are as follows (in thousands):

2019	$335
2020	655
2021	675
2022	727
2023	483
Thereafter	1,327
Total future minimum lease payments	4,202
Less interest	(981)
Total lease liability	$3,221
Weighted average lease term	6.5 years
Weighted average discount rate	8.1%

Operating lease costs were $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively. Operating lease costs were $0.2 million and $0.1 million for the three and six months ended June 30, 2018, respectively.

Contingencies

From time to time, the Company becomes subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of June 30, 2019 or December 31, 2018, respectively.

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

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Early Exercise of Stock Options

Certain stock options granted under the Company’s 2014 Plan provide option holders the right to elect to exercise unvested options in exchange for restricted common stock. A summary of the early exercised shares is as follows:

Shares
Balance as of December 31, 2018	709,123
Shares vested	(156,490)
Balance as of June 30, 2019	552,633

The shares are subject to repurchase by the Company at the original exercise price in the event the optionee’s service is terminated either voluntarily or involuntarily prior to vesting. As of June 30, 2019 and December 31, 2018, the Company recorded accrued liabilities of $1.0 million and $1.1 million, respectively, associated with the repurchase rights for early exercised stock options.

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

As of June 30, 2019, 26,430 shares had been issued under the ESPP.

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

Overview

We are a clinical-stage biopharmaceutical company focused on prolonging and improving the lives of people with cancer and autoimmune disorders. Our proprietary, first-of-its kind platform technology expands the genetic code by adding a new DNA base pair and is designed to create optimized biologics, which we refer to as Synthorins. A Synthorin is a protein optimized through incorporation of novel amino acids encoded by our new DNA base pair that enables site-specific modifications, which enhance the pharmacological properties of these therapeutics. Our lead product candidate, THOR-707, is a variant of IL-2 designed to kill tumor cells by increasing CD8+ T and NK cells without causing vascular leak syndrome observed with approved recombinant IL-2 (aldesleukin). Based on our preclinical studies, we believe our platform technology can generate a pipeline of additional therapeutics that are more effective, better tolerated or have enhanced ease of use when compared to drugs that have been engineered by other means. We have worldwide rights to our Expanded Genetic Alphabet platform technology and our Synthorins.

We are initially using our Expanded Genetic Alphabet platform technology to develop cytokine Synthorins that target validated mechanisms of action with large market opportunities, in which existing therapies have significant drawbacks. We have designed cytokine Synthorin programs, including IL-2, IL-10 and IL-15, for the treatment of cancer, and another IL-2 Synthorin program for the treatment of autoimmune disorders. We plan to develop THOR-707 to treat multiple tumor types. In the second quarter of 2019, we filed an investigational new drug, or IND, application with the Food and Drug Association, or FDA, and initiated a Phase 1/2 dose escalation and expansion clinical trial of THOR-707. The study in multiple solid tumor types, is examining safety and tolerability, pharmacokinetics, pharmacodynamics and anti-tumor effects of THOR-707 as both a single agent and in combination with an immune checkpoint inhibitor. We plan to specify particular indications for THOR-707 after our initial clinical trials. In our studies of THOR-707 we plan to target indications historically sensitive to IL-2 and PD-1 inhibitors, such as melanoma, renal cell carcinoma, non-small cell lung cancer and urothelial cancer. Our second development program is focused on the development of an IL-2 Synthorin for autoimmune indications, initially in diseases such as chronic graft versus host disease, or GVHD, atopic dermatitis and Crohn’s disease. We have several lead IL-2 AI Synthorin molecules that have demonstrated activity in in vivo studies. We intend to nominate a lead IL-2 AI Synthorin product candidate in 2019 and start IND-enabling studies thereafter. We plan to file an IND in 2020 for the IL-2 AI product candidate and begin clinical development thereafter. We began in vitro and ex vivo studies of our Synthorin IL-10 in the first half of 2019 and expect to select a clinical candidate in the second half of the year. We have also identified multiple IL-15 Synthorins and have begun ex vivo and in vivo evaluation.

To date, we have incurred significant net losses since our inception and as of June 30, 2019 had an accumulated deficit of $92.7 million. Our net losses have resulted primarily from costs incurred in connection with raising capital, research and development activities and general and administrative expenses. We also incurred a $36.0 million non-cash charge in 2018 from the increase in the fair value of a convertible preferred stock purchase right granted in April 2018 and settled in November 2018. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise.

We expect to incur operating losses for the foreseeable future as we pursue the clinical and preclinical development of our programs. Furthermore, we anticipate these losses will increase substantially as we continue our research and development of, and eventually seek regulatory approvals for, our lead product candidate, THOR-707, and any other future product candidates, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources.

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

Financial Operations Overview

Research and Development Expenses

To date, our research and development expenses have related primarily to development of our Expanded Genetic Alphabet platform technology and discovery efforts, preclinical studies and other preclinical activities related to our portfolio of Synthorins, including our lead product candidate, THOR-707. Further, in the second quarter of 2019, we initiated a Phase 1/2 clinical trial for THOR-707 and have begun incurring clinical trial costs. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Research and development expenses include:

▪

external research and development expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants to conduct our clinical trials and preclinical and non-clinical studies;

▪	costs related to manufacturing THOR-707 and our other product candidates for clinical and preclinical studies, including fees paid to third-party manufacturers and raw material suppliers;
▪	laboratory supplies;
▪	salaries, payroll taxes, employee benefits, and stock-based compensation charges for those individuals involved in research and development efforts;
▪	license fees and research funding to TSRI; and
▪	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance, equipment and other supplies.

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials and preclinical and non-clinical studies, and costs related to manufacturing materials for these studies. Prior to our identification of potential product candidates in our IL-2 IO program in late 2017, we did not track external costs by program. Subsequent to the identification of potential product candidates, a significant majority of our direct research and development costs are related to these IL-2 IO Synthorins and, more specifically, THOR-707. We deploy our personnel and facility related resources across all of our research and development activities.

We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of THOR-707 and the discovery and development of new product candidates. We cannot determine with certainty the timing of initiation, the duration or the completion costs of future clinical trials and preclinical studies of product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates and development programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future clinical trials and preclinical studies, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(in thousands)	2019	2018	Change
Operating expenses:
Research and development	$10,425	$3,387	$7,038
General and administrative	3,040	602	2,438
Total operating expenses	13,465	3,989	9,476
Loss from operations	(13,465)	(3,989)	(9,476)
Change in fair value of preferred stock purchase right liability	—	(14)	14
Interest Income	1,095	—	1,095
Net loss	$(12,370)	$(4,003)	$(8,367)

Research and Development Expenses. Research and development expenses were $10.4 million and $3.4 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $7.0 million was due primarily to an increase in external expense related to our THOR-707 program and increased personnel and related expenses, as we have increased our research and development headcount to support our development programs. We also incurred additional external costs on our other development programs during the six months ended June 30, 2019 as compared to same period in 2018, including our IL-2 AI program.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2019 were $3.0 million and $0.6 million incurred for the same period in 2018. The increase of $2.4 million in expenses in 2019 was due primarily to increased personnel and related expenses, including $0.6 million of additional non-cash stock-based compensation expense, as we have increased our general and administrative headcount to support our expanding operations. Furthermore, we incurred additional costs during the three months ended June 30, 2019 that were not incurred in during the same period in 2018 as we now operate as a public company, including additional insurance, legal and accounting fees.

Interest Income. The $1.1 million of interest income recognized for the three months ended June 30, 2019 was primarily due to an increase in our excess cash reserves, primarily from our initial public offering in December 2018, and the execution of our investment policy in the fourth quarter of 2018 whereby we began investing our excess cash reserves in investment securities and interest-bearing money-market accounts. Prior to the fourth quarter of 2018, our excess cash reserves were in a non-interest-bearing account and hence there was no similar income for the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Operating expenses:
Research and development	$19,989	$5,152	$14,837
General and administrative	5,395	1,027	4,368
Total operating expenses	25,384	6,179	19,205
Loss from operations	(25,384)	(6,179)	(19,205)
Change in fair value of preferred stock purchase right liability	—	(14)	14
Interest Income	2,163	—	2,163
	$(23,221)	$(6,193)	$(17,028)

Research and Development Expenses. Research and development expenses were $20.0 million and $5.2 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $14.8 million was due primarily to an increase in external expense related to our THOR-707 program and an increase in personnel and related expenses as we have increased our research and development headcount to support our development programs, including $0.4 million of additional non-cash stock-based compensation expense. We also incurred additional external costs on our other development programs during the six months ended June 30, 2019 as compared to same period in 2018, including our IL-2 AI program.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2019 were $5.4 million, an increase of $4.4 million from the $1.0 million incurred for the same period in 2018. The increase in expenses over the six-month period in 2019 was due primarily to increased personnel and related expenses, including $0.8 million of additional non-cash stock-based compensation expense, as we have increased our general and administrative headcount to support our expanding operations. Furthermore, we incurred additional costs during the six months ended June 30, 2019 related to patent application filings as compared to 2018, and are incurring costs in 2019 that were not incurred in during the same period in 2018 as we now operate as a public company, including additional insurance, legal and accounting fees.

Interest Income. The $2.2 million of interest income recognized for the six months ended June 30, 2019 was primarily due to an increase in our excess cash reserves, primarily from our initial public offering in December 2018, and the execution of our investment policy in the fourth quarter of 2018 whereby we began investing our excess cash reserves in investment securities and interest-bearing money-market accounts. Prior to the fourth quarter of 2018, our excess cash reserves were in a non-interest-bearing account and hence there was no similar income for the six months ended June 30, 2018.

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

As of June 30, 2019 we had $23.5 million of cash and cash equivalents, a decrease of $164.8 million from the $188.4 million of cash and cash equivalents at December 31, 2018. The decrease in our cash and cash equivalents balance during the six months ended June 30, 2019 was primarily due to the execution of our investment policy during the period whereby we began investing a significant portion of our excess cash reserves in available-for-sale investment securities. Further detail of the change in our cash and cash equivalents for the six months ended June 30, 2019 and 2018 is summarized below.

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(24,531)	$(5,267)
Investing activities	(140,636)	(337)
Financing activities	345	26,256
Net (decrease) increase in cash and cash equivalents	$(164,822)	$20,652

Operating Activities

Net cash used in operating activities was $24.5 million for the six months ended June 30, 2019, as compared to $5.3 million for same period in 2018. The $19.3 million increase in net cash used in operating activities was primarily due to an increase of $17.0 million in our net loss for the 2019 period as compared to the 2018 period. This increase in our net loss was mostly due to the advancement of our research and development programs, including THOR-707, and increased personnel costs to support these activities and our operations as a public company. Further, additional prepayments were made during the six months ended June 30, 2019, as compared to the same period in 2018, to support our program development initiatives.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was primarily due to the execution of our investment policy whereby we began investing our excess cash reserves, including the $137.5 million of net proceeds from our initial public offering in December 2018, in investment securities in accordance with our investment policy. In addition, we purchased property and equipment in each period, primarily consisting of laboratory equipment.

Financing Activities and Funding Requirements

Net cash provided by financing activities for the six months ended June 30, 2018, was primarily due to the net proceeds from the issuance of our first tranche of Series C convertible preferred stock in April 2018. The cash provided by financing activities for the six months ended June 30, 2019, was from stock purchases pursuant to our employee stock purchase plan and the exercise of stock options that occurred during the period.

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

Our future capital requirements will depend on many factors, including:

▪	the progress, timing, costs and results of our ongoing Phase 1/2 clinical trial of THOR-707;
▪	the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our other future product candidates;
▪	the number and characteristics of product candidates that we pursue;
▪	the outcome, timing and costs of seeking regulatory approvals;
▪	the cost of manufacturing THOR-707 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
▪	the costs of any third-party products used in our combination clinical trials that are not covered by such third party or other sources;
▪	the costs associated with hiring additional personnel and consultants as our clinical and preclinical activities increase;
▪	the receipt of marketing approval and revenue received from any potential commercial sales of THOR-707 or other product candidates;
▪	the cost of commercialization activities for THOR-707 and future product candidates we develop if we receive marketing approval, including marketing, sales and distribution costs;
▪	the emergence of competing therapies and other adverse market developments;
▪	the ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
▪	the amount and timing of any payments we may be required to make pursuant to the TSRI Agreement, or other future license agreements;
▪	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
▪	the extent to which we in-license or acquire other products and technologies; and

▪	the costs of operating as a public company.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risks described below, together with the other information contained in this Quarterly Report and in our other public filings. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on March 12, 2019. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

Risks Related to Our Business and Industry

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.*

We are an early stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2014. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing our platform technology, optimizing the licensed technology, identifying potential product candidates, enhancing our intellectual property portfolio and undertaking research and preclinical studies and enabling manufacturing for our development programs. Our approach to the discovery and development of product candidates based on our Expanded Genetic Alphabet platform technology is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, we currently only have one product candidate, THOR-707, which recently commenced clinical development, and all our other development programs are in the discovery or preclinical stages. We have only limited experience filing an IND and manufacturing a clinical scale product candidate, and we have not yet demonstrated an ability to successfully complete any Phase 1, Phase 2 or pivotal clinical trials, obtain regulatory approvals, continue to manufacture product for clinical studies or to manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our products are not successfully developed and approved, we may never generate any revenue. For example, our net loss was $56.6 million, $5.9 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively and as of June 30, 2019 we had an accumulated deficit of $92.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as THOR-707 and any future product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. The net losses we incur may fluctuate significantly from quarter to quarter.

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

As of June 30, 2019, we had cash, cash equivalents and investment securities of $165.2 million. We believe that our existing cash, cash equivalents and investment securities, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. In particular, we expect that our existing cash, cash equivalents and investment securities will allow us to report clinical biomarker proof-of-concept data for THOR-707 as a single agent and in combination with an immune checkpoint inhibitor, identify a product candidate in the IL-2 AI Synthorin program and complete IND-enabling studies for such program, and identify development candidates for our IL-10 and IL-15 Synthorin programs. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

▪	the progress, timing, costs and results of our ongoing Phase 1/2 clinical trial of THOR-707;
▪	the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our other future product candidates;
▪	the number and characteristics of product candidates that we pursue;
▪	the outcome, timing and costs of seeking regulatory approvals;
▪	the cost of manufacturing THOR-707 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
▪	the costs of any third-party products used in our combination clinical trials that are not covered by such third party or other sources;
▪	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
▪	the receipt of marketing approval and revenue received from any potential commercial sales of THOR-707 or other product candidates;
▪	the cost of commercialization activities for THOR-707 and future product candidates we develop if we receive marketing approval, including marketing, sales and distribution costs;
▪	the emergence of competing therapies and other adverse market developments;
▪	the ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
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

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

Risks Related to the Discovery, Development, Regulatory Approval and Commercialization of Our Product Candidates

Our business is highly dependent on the success of our initial IL-2 Synthorins targeting cancer and autoimmune disorders, which are in the early stages of development. Most of our development programs are in the preclinical or discovery stage and will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a product commercially.*

Our business and future success is highly dependent on our ability to obtain regulatory approval of and then successfully launch and commercialize our IL-2 Synthorins, including our lead product candidate, THOR-707. We are in the early stages of our development efforts. In the second quarter of 2019, we filed an IND application with the FDA and initiated a Phase 1/2 clinical trial of THOR-707. Most of our other development programs are still in the preclinical or drug discovery stage. We have invested substantially all of our efforts and financial resources in developing THOR-707 and other potential product candidates and conducting preclinical studies. To date, we have only limited experience filing an IND with the FDA and have only had limited interactions with the FDA regarding our clinical development plans. We plan to file an IND for our IL-2 AI Synthorin lead drug candidate in 2020. THOR-707, as our first planned clinical program, may experience complications surrounding trial execution, patient recruitment and enrollment, other serious adverse events that may result in the FDA putting our trial on clinical hold, or quality and supply of clinical doses.

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

Our approach to the discovery and development of product candidates based on our Expanded Genetic Alphabet platform technology is unproven, and we do not know whether we will be able to develop any products of commercial value.*

The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our first-in-kind Expanded Genetic Alphabet platform technology. While we have had favorable preclinical study results related to THOR-707 based on our platform technology and filed an IND with the FDA and initiated a Phase 1/2 clinical trial of THOR-707 in the second quarter of 2019, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our approach may be unsuccessful in moving our IL-2 Synthorins from preclinical studies into clinical development, discovering additional product candidates, and any product candidates that we are currently developing may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.*

Most of our product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for these product candidates, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Manufacturing Synthorins incorporating our novel amino acids is uncertain and our novel E.coli strain has never produced products at a scale that ensures clinical supply and we have never produced products at a commercial scale. We may be unable to manufacture Synthorins at the scale needed for clinical development, or continued clinical development, and commercial production on a timely basis or at all, which would adversely affect our ability to conduct clinical trials and seek regulatory approvals or commercialize our programs, which would have an adverse effect on our business.*

Although E.coli bacteria is commonly used to manufacture therapeutic proteins, we have only limited experience utilizing our novel, proprietary strain to manufacture proteins for clinical trials for any of our product candidates, and it has never been utilized to manufacture proteins for large-scale clinical trials or commercialization of any product candidates. As a result, the risk of delays or failure is high. Before we can commence clinical trials for a product candidate, the Synthorins manufactured using our E. coli strain must complete extensive analytical testing and be qualified for use in human studies. We cannot be certain of the timely completion or outcome of our analytical testing and suitability for human studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical material or if the outcome of our analytical testing will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. In addition, we cannot be certain that we will be able to produce products at the scale required for our clinical trials and, for any approved products, commercial production on a timely basis or at all, which could also have an adverse effect on our business.

Preclinical and clinical trials are expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.*

The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will complete clinical trials evaluating their safety and effectiveness in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. To date we only advanced one product candidate into a clinical trial. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we are conducting a Phase 1/2 clinical trial of THOR-707, we do not know whether THOR-707 will perform in current or future clinical trials as it has performed in prior preclinical studies. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.*

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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

In addition, our clinical trials currently compete and will continue to compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site.

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

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many treatments for cancer and autoimmune disorders, it is likely that there will be side effects associated with the use of our products. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The treatment-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, our planned clinical trial in combination with an immune checkpoint inhibitor may result in adverse events based on the combination therapy that may negatively impact the reported safety profile in such clinical trial. For example, checkpoint inhibitors have been shown to have adverse events, including immune-related adverse events on the liver and other organ systems, which may limit the maximum dose in our clinical trials or otherwise negatively impact our combination clinical trials.

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

We expect to develop THOR-707, and potentially future product candidates, in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.*

We intend to develop THOR-707, and likely other future product candidates, in combination with one or more cancer therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer, such as autoimmune disorders. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

Our current or planned clinical trials in combination with an immune checkpoint inhibitor may result in adverse events based on the combination therapy that may negatively impact the reported safety profile in such clinical trial. For example, checkpoint inhibitors have been shown to have adverse events, including immune-related adverse events on the liver and other organ systems, which may limit the maximum dose in our clinical trials or otherwise negatively impact our combination clinical trials.

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

We may become exposed to costly and damaging liability claims and any product liability insurance we may obtain may not cover all damages from such claims.*

We are exposed to potential product liability risks that are inherent in the research, development, manufacturing, marketing and use of biopharmaceutical products. The use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts.

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

We will rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.*

We currently depend and will depend in the future upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.

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

The manufacturing of biologics is complex and we do not have our own clinical manufacturing capabilities. We will rely on third parties to produce clinical and commercial supplies of any future product candidates.*

We will rely on third-party contract manufacturers to manufacture some of our preclinical product candidate supplies and all of our clinical trial product supplies. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Additionally, the process of manufacturing biologics is complex, highly-regulated and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely harm our business.

We have entered into a contract manufacturing services agreement with third-party manufacturers, pursuant to which we agreed to retain their services for manufacturing process development and to manufacture clinical supply of THOR-707 to cGMP specifications. If these third-party manufacturers are unable to supply us with sufficient clinical grade quantities of THOR-707, and we are unable to timely establish an alternate supply from other third-party contract manufacturers, we will experience delays in our development efforts as we locate and qualify new manufacturers. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. Additionally, we currently rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If our current or future suppliers are unable to supply us with sufficient raw materials for our preclinical studies and clinical trials, we may experience delays in our development efforts as we locate and qualify new raw material manufacturers. Further, for our combination clinical trial of THOR-707 with an immune checkpoint inhibitor, we will need to procure supply of the immune checkpoint inhibitors for use in the clinical trial. If we are unable to procure sufficient supply from third-party manufacturers or other sources, we may be required to purchase our supply of checkpoint inhibitors on the open market, which may result in significant additional expense.

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

Some of these events could be the basis for FDA action, including injunction, recall, seizure, or total or partial suspension of production resulting in failure to begin clinical trials or having to stop ongoing clinical trials. In addition, our third-party manufacturers and suppliers are subject to FDA inspection from time to time. Failure by our third-party manufacturers and suppliers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidate may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. In addition, our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment and disposal of waste products, and failure to comply with such laws and regulations could result in significant costs associated with civil or criminal fines and penalties for such third parties. Based on the severity of the regulatory action, our clinical or commercial supply of drug and packaging and other services could be interrupted or limited, which could harm our business.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for any product candidates we develop or for our Expanded Genetic Alphabet platform technology and other proprietary technologies we may develop, our competitors could develop and commercialize products or technology similar or identical to our products and technology, and our ability to successfully commercialize any product candidates we may develop may be adversely affected.*

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, Expanded Genetic Alphabet platform technology and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our product candidates and Expanded Genetic Alphabet platform technology and other proprietary technologies we may develop. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, we do not own nor have we in-licensed any issued patents directed to the composition of matter of any of the product candidates that we have thus far developed using our Expanded Genetic Alphabet platform technology. We have filed or intend to file patent applications on these aspects of our technology and our product candidates. The patent process is expensive and time consuming, and we may not be able to apply for patents on certain aspects of our platform technology and other technologies we may develop in a timely fashion, at a reasonable cost, in all jurisdictions, or at all. Any patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our platform technology and other technologies we may develop or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the earliest, applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. There can be no assurances that we will seek IP coverage in all the countries where we may wish to commercialize THOR-707 and thus open up the opportunity for others to gain a commercial advantage in these countries.

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

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.*

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of July 15, 2019, other than one foreign issued patent, all of the patent rights that we own or that we have in-licensed are currently pending patent applications. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third party patent which might adversely affect our ability to develop and market our products.*

We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to our therapeutic research programs or necessary for the commercialization of our product candidates and the Expanded Genetic Alphabet platform technology in any jurisdiction.

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

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third party patent or may incorrectly predict whether a third party’s pending application will issue into patents with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

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

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and product candidates would be adversely affected.*

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect our product candidates, Expanded Genetic Alphabet platform technology, or other technologies or which effectively prevent others from commercializing competitive technologies and product candidates. The patent examination process may require us to narrow the scope of the claims of our owned or in-licensed pending or future patent applications, which may limit the scope of patent protection that may be obtained.

No consistent policy regarding the scope of claims allowable in patents in the biotechnology field has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products and the methods used to manufacture those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented product candidates and practicing our proprietary technology. Our patents that may issue in the future may be challenged, held to be unenforceable, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if pending patent applications we own or license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged, held to be unenforceable, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our product candidates, Expanded Genetic Alphabet platform technology or other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and patents that we own or license may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third party preissuance submission of prior art to the USPTO or to foreign patent authorities or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our product candidates, Expanded Genetic Alphabet platform technology or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Moreover, we, or one of our licensors, may have to participate in interference proceedings or derivation proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates, Expanded Genetic Alphabet platform technology and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

If the breadth or strength of protection provided by the patents and patent applications we hold, obtain or pursue with respect to our product candidates is challenged, or if they fail to provide meaningful exclusivity for our product candidates, it could threaten our ability to practice our technologies or commercialize our product candidates. Several patent applications covering our product candidates have been filed recently. We cannot offer any assurances about which, if any, of these patent applications will issue as patents, the breadth of claims in any such patent, or whether the claims of any issued patents will be found invalid, or the patent will be found to be unenforceable, or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any product candidates that we may develop. Furthermore, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful, and issued patents covering our technology and product candidates could be found invalid or unenforceable if challenged.*

Competitors and other third parties may infringe or otherwise violate any issued patents or other intellectual property or the patents or other intellectual property of our licensors. In addition, our patents or the patents of our licensors may become involved in inventorship or priority disputes. Our pending patent applications, which constitute the majority of our patent rights at this time, cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications.

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

Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. We may conclude that even if a third party is infringing our issued patent relating to our research programs and product candidates, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims could result in substantial costs and diversion of management resources, which could harm our business. The court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market. There could also be public announcements of the results of the hearing, motions, or other interim proceedings or developments. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline. Any of the foregoing events could harm our business, financial condition, results of operation and prospects.

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

Our commercial success depends in part on our and our licensors’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Such litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates, and our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use, and the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates, Expanded Genetic Alphabet platform technology, and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates, Expanded Genetic Alphabet platform technology, and other proprietary technologies we may develop, could be found to be infringed by our product candidates. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

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

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.*

Many of our employees, consultants, and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors and potential competitors. Although we have policies in place to try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we caused an individual to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, and a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*

We currently do not own any registered trademarks. We currently have a pending trademark application in the United States for SYNTHORIN and a pending application for the SYNTHORX logo. We also have pending trademark applications in the United States and several foreign countries for the SYNTHORX mark. Our unregistered trademarks or trade names or, following registration, registered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. During trademark registration proceedings we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we have proposed to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

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

Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.*

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has started soliciting feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. While some measures will require authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

We expect to grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2019, we had 43 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

Our principal stockholders and management own a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval.*

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of June 30, 2019, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned in the aggregate approximately 87.0% of our outstanding common stock. As a result of their share ownership, these stockholders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

In addition, we have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of 6,473,865 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates.

Additionally, certain holders of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum, but will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However a court may determine that these provisions are unenforceable. If a court were to find either choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be appealed and may be ultimately overturned by the Delaware Supreme Court. In light of the recent Court of Chancery decision, we do not currently intend to enforce the foregoing federal forum selection provision unless the decision is reversed on appeal.

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

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 7, 2018. Through the date hereof, we have used approximately $30.0 million of the net proceeds from the offering. Pending such uses, we have, and plan to continue to invest the balance of the net proceeds from this offering in short- and intermediate-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises.

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

Synthorx, Inc.

Date: August 1, 2019	By:	/s/ Laura Shawver, Ph.D.
Laura Shawver, Ph.D. President & Chief Executive Officer
(on behalf of the registrant and as the registrant’s Principal Executive Officer)

/s/ Tighe Reardon
Tighe Reardon Acting Chief Financial Officer
(on behalf of the registrant and as the registrant’s Principal Accounting Officer)