Form 10-Q
period 2019-09-30
Synthorx, Inc.
filed 2019-11-05
CIK 1609727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2019 was 32,337,776.

SYNTHORX, INC.

QUARTERLY REPORT on FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

SYNTHORX, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18,524	$188,356
Investment securities, available-for-sale	132,362	—
Prepaid expenses and other current assets (including related party amounts of $34 and $28, respectively)	6,774	1,688
Total current assets	157,660	190,044
Operating lease right-of-use asset (including related party amounts of $2,680 and $0, respectively)	3,612	—
Property and equipment, net	1,989	1,382
Other assets	410	80
Total assets	$163,671	$191,506
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,239	$2,228
Accrued liabilities (including related party amounts of $78 and $123, respectively)	6,616	4,814
Lease liability, current (including related party amounts of $243 and $0, respectively)	502	—
Total current liabilities	8,357	7,042
Lease liability, noncurrent (including related party amounts of $2,574 and $0, respectively)	3,351	—
Deferred rent (including related party amounts of $0 and $72, respectively)	—	104
Total liabilities	11,708	7,146
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; authorized shares 200,000,000 at September 30, 2019 and December 31, 2018, respectively; issued shares — 32,319,555 and 32,103,953 at September 30, 2019 and December 31, 2018, respectively; outstanding shares— 31,865,114 and 31,394,830 at September 30, 2019 and December 31, 2018, respectively	32	31
Additional paid-in capital	256,677	253,807
Accumulated deficit	(104,915)	(69,478)
Accumulated other comprehensive income	169	—
Total stockholders’ equity	151,963	184,360
Total liabilities and stockholders’ equity	$163,671	$191,506

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development (includes related party amounts of $324, $363, $921, and $843, respectively)	$10,219	$4,664	$30,208	$9,816
General and administrative (includes related party amounts of $83, $131, $241, and $267, respectively)	2,958	1,267	8,353	2,294
Total operating expenses	13,177	5,931	38,561	12,110
Loss from operations	(13,177)	(5,931)	(38,561)	(12,110)
Other income (expense):
Change in fair value of preferred stock purchase right liability	—	(16,323)	—	(16,337)
Interest income, net	961	—	3,124	—
Net loss	$(12,216)	$(22,254)	$(35,437)	$(28,447)
Net loss per common share, basic and diluted	$(0.38)	$(23.06)	$(1.12)	$(29.85)
Weighted average common shares outstanding, basic and diluted	31,788,314	965,137	31,594,587	953,019

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12,216)	$(22,254)	$(35,437)	$(28,447)
Other comprehensive gain (loss):
Unrealized (loss) gain on investment securities	(59)	—	169	—
Comprehensive loss	$(12,275)	$(22,254)	$(35,268)	$(28,447)

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY(DEFICIT)

(in thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December, 31 2018	—	$—	31,394,830	$31	$253,807	$(69,478)	$—	$184,360
Exercise of common stock options and vesting of early exercised common stock options	—	—	443,854	1	486	—	—	487
Share issuance under employee stock purchase plan	—	—	26,430	—	247	—	—	247
Stock-based compensation	—	—	—	—	2,137	—	—	2,137
Other comprehensive income	—	—	—	—	—	—	169	169
Net loss	—	—	—	—	—	(35,437)	—	(35,437)
Balance at September 30, 2019	—	$—	31,865,114	$32	$256,677	$(104,915)	$169	$151,963

	Three Months Ended September 30, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2019	—	$—	31,711,124	$32	$255,605	$(92,699)	$228	$163,166
Exercise of common stock options and vesting of early exercised common stock options	—	—	153,990	—	207	—	—	207
Share issuance under employee stock purchase plan	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	865	—	—	865
Other comprehensive income (loss)	—	—	—	—	—	—	(59)	(59)
Net loss	—	—	—	—	—	(12,216)	—	(12,216)
Balance at September 30, 2019	—	$—	31,865,114	$32	$256,677	$(104,915)	$169	$151,963

	Nine Months Ended September 30, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance at December 31, 2017	7,253,898	$16,103	935,723	$1	$340	$(12,869)	$—	$(12,528)
Issuance of Series C preferred stock, net of $292 of issuance costs and Series C preferred stock purchase right liability of $4,863	8,118,108	21,391	—	—	—	—	—	—
Exercise of common stock options and vesting of founder shares	—	—	39,621	—	19	—	—	19
Stock-based compensation	—	—	—	—	194	—	—	194
Net loss	—	—	—	—	—	(28,447)	—	(28,447)
Balance at September 30, 2018	15,372,006	$37,494	975,344	$1	$553	$(41,316)	$—	$(40,762)

	Three Months Ended September 30, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance at June 30, 2018	15,372,006	$37,494	951,069	$1	$429	$(19,062)	$—	$(18,632)
Exercise of common stock options and vesting of founder shares	—	—	24,275	—	18	—	—	18
Stock-based compensation	—	—	—	—	106	—	—	106
Net loss	—	—	—	—	—	(22,254)	—	(22,254)
Balance at September 30, 2018	15,372,006	$37,494	975,344	$1	$553	$(41,316)	$—	$(40,762)

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(35,437)	$(28,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,137	194
(Amortization of premiums) and accretion of discounts on investment securities, net	(1,782)	—
Depreciation	305	162
Change in fair value of purchase right liability	—	16,337
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,080)	(69)
Prepaid expenses and other current assets—related parties	(6)	—
Accounts payable and accrued liabilities	1,203	3,544
Accounts payable and accrued liabilities—related parties	(45)	(122)
Deferred rent - related parties	—	51
Operating lease right-of-use assets and liabilities, net	72	—
Operating lease right-of-use assets and liabilities, net—related parties	65	—
Other assets	(330)	(989)
Net cash used in operating activities	(38,898)	(9,339)
Cash flows from investing activities
Purchases of investment securities	(207,093)	—
Proceeds from maturities of investment securities	76,682	—
Purchases of property and equipment	(912)	(712)
Net cash used in investing activities	(131,323)	(712)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock and Series C preferred stock purchase right liability, net of issuance costs	—	26,254
Proceeds from exercise of common stock options and stock issuances under the employee stock purchase plan	389	819
Deferred initial public offering costs	—	(69)
Net cash provided by financing activities	389	27,004
Net (decrease) increase in cash and cash equivalents	(169,832)	16,953
Cash and cash equivalents
Beginning of period	188,356	3,661
End of period	$18,524	$20,614

The accompanying notes are an integral part of these financial statements.

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Synthorx, Inc. (the “Company”) was incorporated in the state of Delaware in January 2014 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company focused on prolonging and improving the lives of people with cancer and autoimmune disorders. The Company’s platform technology expands the genetic code by adding a new DNA base pair and is designed to create optimized biologics, which the Company refers to as Synthorins™.

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

Research and Development Expenses

All research and development costs are expensed in the period incurred. Research and development expenses primarily consist of services provided by contract organizations for clinical and preclinical development, salaries and related expenses for personnel, including stock-based compensation expense, outside service providers, facilities costs, fees paid to consultants and other professional services, license fees, supplies used in research and development and depreciation. Payments made prior to the receipt of goods or services to be used in research and development activities are recorded as prepaid expenses until the related goods or services are received.

Stock-Based Compensation

Stock options issued pursuant to the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) and 2014 Equity Incentive Plan (the “2014 Plan”) and option features associated with the rights to purchase shares pursuant to the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) are valued using the Black-Scholes option pricing model on the date of grant or subscription period. This option pricing model involves a number of estimates, including the expected term of an award or subscription period, the anticipated stock volatility and risk-free interest rates. Stock-based compensation expense is recognized using the straight-line method and is based on the value of the portion of stock awards that are ultimately expected to vest or the number of shares estimated to be issued pursuant to the ESPP. Forfeitures are recognized as they occur.

The table below summarizes the total stock-based compensation expense included in the Company’s condensed statements of operations for stock options and shares subject to purchase under the ESPP for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$278	$44	$758	$93
General and administrative	587	62	1,379	101
	$865	$106	$2,137	$194

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires leases to be recognized on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard, as amended, establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The amendments relate to disclosures regarding unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty and are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of this calculation, convertible preferred stock, stock options, employee stock purchase rights, and unvested common stock subject to repurchase are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at September 30, 2019 and 2018, convertible preferred stock, stock options, employee stock purchase rights, and unvested common stock subject to repurchase totaling approximately 4,800,000 shares and 18,200,000 shares, respectively, were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

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

Assets measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Balance at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$18,524	$18,524	$—	$—
Government-sponsored enterprise securities	7,748	7,748
Commercial paper	72,333	—	72,333	—
Corporate debt securities	52,281	—	52,281	—
Total	$150,886	$26,272	$124,614	$—

(1)	Included within cash and cash equivalents on the Company’s condensed balance sheet.

		Fair Value Measurements at Reporting Date Using:
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$185,203	$185,203	$—	$—
Total	$185,203	$185,203	$—	$—

(1)	Included within cash and cash equivalents on the Company’s condensed balance sheet.

The Company determines the fair value of commercial paper and corporate bonds with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at September 30, 2019 and no transfers between levels occurred during either of the reporting periods presented.

5. Investments in Marketable Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities at September 30, 2019. The Company had no investments in marketable securities at December 31, 2018.

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at September 30, 2019 consisted of the following (in thousands):

	September 30, 2019
	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$72,254	$—	$79	$—	$72,333
Corporate debt securities	52,200	—	86	(5)	52,281
Government-sponsored enterprise securities	7,739	—	9	—	7,748
Total available-for-sale securities	$132,193	$—	$174	$(5)	$132,362

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2019, there were four securities in unrealized loss positions. These securities have not been in a continuous loss position for more than 12 months. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. As such, the Company has classified these losses as temporary in nature.

At September 30, 2019, the Company had 13 of 35 available-for-sale investment securities, with maturities of greater than 12 months. The following table presents gross unrealized gains (losses) and fair value for those available-for-sale investment securities as of September 30, 2019, aggregated by length of time that the individual securities have to maturity and investment type (in thousands):

	Less than 12 Months			12 Months or Greater			Total
	Estimated Fair Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Unrealized Gains	Unrealized Losses
September 30, 2019:
Commercial paper	$72,333	$79	$—	$—	$—	$—	$72,333	$79	$—
Corporate debt securities	26,424	69	—	25,857	17	(5)	52,281	86	(5)
Government-sponsored enterprise securities	—	—	—	7,748	9	—	7,748	9	—
Total	$98,757	$148	$—	$33,605	$26	$(5)	$132,362	$174	$(5)

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid manufacturing and process development costs	$4,313	$175
Prepaid clinical trial costs	1,580	—
Interest receivable	449	265
Prepaid insurance	291	1,171
Other prepaids and current assets (including related party amounts of $34 and $28, respectively)	141	77
	$6,774	$1,688

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

Property and equipment for the consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Laboratory equipment	$2,066	$1,635
Leasehold improvements	126	72
Computer equipment and software	63	—
Furniture and fixtures	55	36
Construction in progress	386	41
	2,696	1,784
Less accumulated depreciation and amortization	(707)	(402)
	$1,989	$1,382

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued research and development (including related party amounts of $36 and $59, respectively)	$3,191	$1,579
Accrued compensation	1,734	895
Stock repurchase liability	798	1,143
Other accrued liabilities (including related party amounts of $41 and $64, respectively)	893	1,197
	$6,616	$4,814

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

Expense recognized by the Company under the support services agreement with COI and costs incurred pursuant to multiple subleases with COI, as further described in Note 8, for the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$179	$255	$498	$548
General and administrative	70	126	224	258
	$249	$381	$722	$806

At September 30, 2019 and December 31, 2018, the Company had accounts payable and accrued expenses due to COI of $0.1 million and $0.1 million, respectively. As of December 31, 2018 the Company had prepaid expenses to COI of less than $0.1 million. No amounts were due from COI and the Company had no prepaid expenses to COI at September 30, 2019.

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

Research Funding and Option Agreement

In July 2014, the Company entered into a Research Funding and Option Agreement (the “Research Agreement”) for certain technologies from The Scripps Research Institute (“TSRI”) where a former member of the Company’s board of directors was a faculty member. Pursuant to the agreement, as last amended July 2019, the Company provides funding to TSRI to conduct certain research activities under a research program. The agreement, as amended, expires in July 2022 or upon the completion of the research program, unless extended by mutual agreement. Under the Research Agreement, TSRI granted the Company an option to enter into a license agreement for certain patent rights and technology related to the research program. As described below, the license agreement was entered into in July 2014, and any intellectual property to which the Company exercises the foregoing option will be included in such license agreement. The Company is obligated to provide future research funding to TSRI pursuant to the Research Agreement, as amended, in the amount of $0.1 million for the remainder of 2019, $0.3 million for 2020 and $0.1 million for 2021.

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

In addition, the Company is also required to pay TSRI (i) an amount in the low-double digit percent range of sublicensing revenues, (ii) an amount in the high-single digit percent range of non-sublicensing transaction revenues, such as amounts received for grants of licenses to third parties and grants of other distribution or marketing rights, payable in shares of the Company’s capital stock and (iii) milestone payments of up to $2.4 million for each Licensed Product. In June 2019, the Company incurred a milestone obligation of $0.1 million related to the initiation of its Phase 1/2 clinical trial for its lead product candidate, THOR-707, which was paid in August 2019.

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

Academic Development Program Awards

The Company has incurred research and development expense in connection with academic development program awards to TSRI to fund direct research. A former member of the Company’s board of directors was a faculty member at TSRI and such payments were used to fund a portion of his research activities conducted at TSRI.

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

Expense recognized by the Company related to the above agreements with TSRI for the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$122	$108	$400	$295
General and administrative	13	5	17	9
	$135	$113	$417	$304

As of September 30, 2019 and December 31, 2018, the Company had accounts payable and accrued expenses due to TSRI of less than $0.1 million and $0.1 million, respectively. The Company had less than $0.1 million prepaid expenses to TSRI as of September 30, 2019. No prepaid expenses were recognized as of December 31, 2018.

8. Commitments and Contingencies

Operating Leases

The Company has entered in to multiple lease agreements with various landlords for its corporate office and laboratory space. In August 2017, the Company entered into a sublease with COI, a related party, for its corporate office and laboratory space in La Jolla, California (the “2017 Sublease”). In November 2018, the Company amended the 2017 Sublease to provide the Company with a one-time right to terminate as of March 1, 2024, subject to certain conditions and fees. The 2017 Sublease, as amended, expires in February 2027, contains rent escalations and the Company is required to pay for common area maintenance and other costs during the term of the lease.

In September 2018, the Company entered into a noncancelable operating lease for additional corporate office and laboratory space (the “Lease”) with an unrelated vendor. The Lease commenced in November 2018 and will expire in February 2023, however, the Company has the option to extend the Lease for a 12-month period. The Lease provided for abatement of rent during the first four months of the lease, contains rent escalations and the Company is required to pay for common area maintenance and other costs during the term of the lease.

Further, in September 2019, the Company entered into another sublease with COI for additional corporate office and laboratory space (the “2019 Sublease”). The 2019 Sublease commenced in September 2019 and will expire in March 2022, however, the Company has the option to extend the 2019 SubLease for a 12-month period. The 2019 Sublease provided for abatement of rent during the first seven months of the lease, as well as in March 2021, contains rent escalations and the Company is required to pay for common area maintenance and other costs concurrent with the rent payments.

In connection with the 2017 Sublease, the Lease and the 2019 Sublease (collectively, the “Facility Leases”) the Company has recognized an operating lease right-of-use asset of $3.6 million and an aggregate lease liability of $3.9 million on its balance sheet as of September 30, 2019. The remaining lease terms of the leases range from 3 years and 5 months to 7 years and 5 months and the estimated incremental borrowing rate used by the Company to recognize the individual lease liabilities ranged from 7.0% to 8.5%. The right to early terminate, or option to extend, the Facility Leases were not recognized as part of the Company’s calculation of its lease liability or right-of-use lease asset.

SYNTHORX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued

(Unaudited)

Future minimum lease payments under the Facility Leases as of September 30, 2019 are as follows (in thousands):

2019	$168
2020	879
2021	955
2022	1,042
2023	535
Thereafter	1,327
Total future minimum lease payments	4,906
Less interest	(1,053)
Total lease liability	$3,853
Weighted average lease term	5.8 years
Weighted average discount rate	8.1%

The Company also leases certain office equipment under operating leases. Total expenses for our operating leases, including our Facility Leases, were $0.3 million and $0.9 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively.

Contingencies

From time to time, the Company becomes subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of September 30, 2019 or December 31, 2018, respectively.

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

Equity Incentive Plans

In November 2018, the Company’s board of directors and stockholders approved the 2018 Plan that became effective upon the date of the underwriting agreement related to the IPO. Upon adoption of the 2018 Plan, the Company restricted future grants from its 2014 Plan. A total of 3,428,492 new shares of common stock were initially reserved for issuance under the 2018 Plan. The number of shares reserved under the 2018 Plan also include 87,111 shares of common stock that remained available for issuance under the 2014 Plan at the time the 2018 Plan became effective, and will be increased by the number of shares under the 2014 Plan that are repurchased, forfeited, expired or cancelled on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year through January 1, 2028, in an amount equal to 4% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2019, 1,284,158 shares were automatically added to the 2018 Plan pursuant to the provision.

Early Exercise of Stock Options

Certain stock options granted under the Company’s 2014 Plan provide option holders the right to elect to exercise unvested options in exchange for restricted common stock. A summary of the early exercised shares is as follows:

Shares
Balance as of December 31, 2018	709,123
Shares vested	(254,682)
Balance as of September 30, 2019	454,441

The shares are subject to repurchase by the Company at the original exercise price in the event the optionee’s service is terminated either voluntarily or involuntarily prior to vesting. As of September 30, 2019 and December 31, 2018, the Company recorded accrued liabilities of $0.8 million and $1.1 million, respectively, associated with the repurchase rights for early exercised stock options.

2018 Employee Stock Purchase Plan

In November 2018, the Company’s board of directors and stockholders approved and adopted the ESPP that became effective immediately prior to the date of the underwriting agreement related to the IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 645,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 750,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2019, 321,039 shares were automatically added to the ESPP pursuant to the provision.

As of September 30, 2019, 26,430 shares had been issued under the ESPP.

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

Overview

We are a clinical-stage biopharmaceutical company focused on prolonging and improving the lives of people with cancer and autoimmune, or AI, disorders. Our proprietary, first-of-its kind platform technology expands the genetic code by adding a new DNA base pair and is designed to create optimized biologics, which we refer to as Synthorins. A Synthorin is a protein optimized through incorporation of novel amino acids encoded by our new DNA base pair that enables site-specific modifications, which enhance the pharmacological properties of these therapeutics. Our lead immuno-oncology, or IO, product candidate, THOR-707, is a variant of interleukin-2, or IL-2, designed to kill tumor cells by increasing CD8+ T and NK cells without causing vascular leak syndrome observed with approved recombinant IL-2 (aldesleukin). Based on our preclinical studies, we believe our platform technology can generate a pipeline of additional therapeutics that are more effective, better tolerated or have enhanced ease of use when compared to drugs that have been engineered by other means. We have worldwide rights to our Expanded Genetic Alphabet platform technology and our Synthorins.

We are initially using our Expanded Genetic Alphabet platform technology to develop cytokine Synthorins that target validated mechanisms of action with large market opportunities, in which existing therapies have significant drawbacks. We have designed cytokine Synthorin programs, including IL-2, IL-10 and IL-15, for the treatment of cancer, and another IL-2 Synthorin program for the treatment of AI disorders. We plan to develop THOR-707 to treat multiple tumor types. In the second quarter of 2019, we filed an investigational new drug, or IND, application with the Food and Drug Administration, or FDA, and initiated a Phase 1/2 dose escalation and expansion clinical trial of THOR-707. The study in multiple solid tumor types, is examining safety and tolerability, pharmacokinetics, pharmacodynamics and anti-tumor effects of THOR-707 as both a single agent and in combination with an immune checkpoint inhibitor. In our initial studies of THOR-707, we plan to target indications historically sensitive to IL-2 and PD-1 inhibitors, such as melanoma, renal cell carcinoma, non-small cell lung cancer and urothelial cancer. We plan to further specify particular indications for THOR-707 after our initial studies have been completed.

Our second development program is focused on the development of an IL-2 Synthorin for AI indications, initially in diseases such as chronic graft versus host disease, or GVHD, atopic dermatitis and Crohn’s disease. We recently selected THOR-809 as our IL-2 AI product candidate, which we believe has the potential to produce a differentiated profile due to its robust peripheral Treg expansion, the almost complete absence of natural killer and effector T cell expansion, and improved half-life. We intend to begin IND-enabling studies during the first half of 2020 for THOR-809, file an IND application in the fourth quarter of 2020 and begin clinical development thereafter.

We have also identified multiple IL-15 and IL-10 Synthorins with promising properties. We have begun in vivo evaluation of our IL-15 Synthorins and expect to select an IL-15 product candidate in the fourth quarter of 2019. We continue to explore the ex vivo and in vivo properties of our IL-10 Synthorins and expect to begin in vivo studies of these Synthorins during the fourth quarter of 2019.

To date, we have incurred significant net losses since our inception and as of September 30, 2019 had an accumulated deficit of $104.9 million. Our net losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative expenses. We also incurred a $36.0 million non-cash charge in 2018 from the increase in the fair value of a convertible preferred stock purchase right granted in April 2018 and settled in November 2018. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise.

We expect to incur operating losses for the foreseeable future as we pursue the clinical and preclinical development of our programs. Furthermore, we anticipate these losses will increase substantially as we continue our research and development of, and eventually seek regulatory approvals for, our lead IO product candidate, THOR-707, our AI product candidate, THOR-809, and any other future product candidates, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources.

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

Financial Operations Overview

Research and Development Expenses

To date, our research and development expenses have related primarily to development of our Expanded Genetic Alphabet platform technology and discovery efforts, preclinical studies and other preclinical activities related to our portfolio of Synthorins, including our lead IO product candidate, THOR-707, and our AI product candidate THOR-809. Further, in the second quarter of 2019, we initiated a Phase 1/2 clinical trial for THOR-707 and have begun incurring clinical trial costs. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Research and development expenses include:

▪

external research and development expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants to conduct our clinical trials and preclinical and non-clinical studies;

▪

costs related to manufacturing THOR-707, THOR-809 and our other product candidates for clinical and preclinical studies, including fees paid to third-party contract manufacturing organizations, or CMOs, and raw material suppliers;

▪	laboratory supplies;
▪	salaries, payroll taxes, employee benefits, and stock-based compensation charges for those individuals involved in research and development efforts;
▪	license fees and research funding to The Scripps Research Institute, or TSRI; and
▪	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance, equipment and other supplies.

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

We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of THOR-707, THOR-809, and the discovery and development of new product candidates. We cannot determine with certainty the timing of initiation, the duration or the completion costs of future clinical trials and preclinical studies of product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates and development programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future clinical trials and preclinical studies, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, insurance costs, professional fees for accounting and consulting services and facility-related costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and, if any product candidates receive marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(in thousands)	2019	2018	Change
Operating expenses:
Research and development	$10,219	$4,664	$5,555
General and administrative	2,958	1,267	1,691
Total operating expenses	13,177	5,931	7,246
Loss from operations	(13,177)	(5,931)	(7,246)
Change in fair value of preferred stock purchase right liability	—	(16,323)	16,323
Interest Income	961	—	961
Net loss	$(12,216)	$(22,254)	$10,038

Research and Development Expenses. Research and development expenses were $10.2 million and $4.7 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $5.6 million was due primarily to an increase in external expense related to our THOR-707 and THOR-809 programs, including additional costs associated with the Phase 1/2 clinical trial for our THOR-707 product candidate which was initiated in the second quarter of 2019. Furthermore, we have incurred additional personnel and related expenses as we have increased our research and development headcount to support our development programs.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2019 were $3.0 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $1.7 million was primarily due to increased personnel and related expenses, including $0.5 million of additional non-cash stock-based compensation expense, as we have increased our general and administrative headcount to support our expanding operations. Furthermore, we incurred additional costs during the three months ended September 30, 2019 that were not incurred in during the same period in 2018 as we now operate as a public company, including additional insurance, legal and accounting fees.

Change in fair value of preferred stock purchase right liability. We recognized a $16.3 million non-cash charge during the three months ended September 30, 2018, due to an increase in the fair value of outstanding Series C preferred stock purchase rights. The change in fair value was the result of progression in our development programs and the increased probability of an initial public offering during the three months ended September 30, 2018. The purchase rights were fully executed in November 2018 and no similar expense was incurred for the three months ended September 30, 2019.

Interest Income. The $1.0 million of interest income recognized for the three months ended September 30, 2019 was primarily due to an increase in our excess cash reserves, primarily from our initial public offering in December 2018, and the execution of our investment policy in the fourth quarter of 2018 whereby we began investing our excess cash reserves in investment securities and interest-bearing money-market accounts. Prior to the fourth quarter of 2018, our excess cash reserves were in a non-interest-bearing account and hence there was no similar income for the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Operating expenses:
Research and development	$30,208	$9,816	$20,392
General and administrative	8,353	2,294	6,059
Total operating expenses	38,561	12,110	26,451
Loss from operations	(38,561)	(12,110)	(26,451)
Change in fair value of preferred stock purchase right liability	—	(16,337)	16,337
Interest Income	3,124	—	3,124
	$(35,437)	$(28,447)	$(6,990)

Research and Development Expenses. Research and development expenses were $30.2 million and $9.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $20.4 million was due primarily to an increase in external expense related to our THOR-707 and THOR-809 programs, including additional costs to develop our clinical and preclinical supply manufacturing capabilities for our programs and costs associated with the Phase 1/2 clinical trial for our THOR-707 product candidate. Furthermore, we have incurred additional personnel and related expenses in 2019 as we have increased our research and development headcount to support our development programs, including $0.7 million of additional non-cash stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2019 were $8.4 million and $2.3 million incurred for the nine months ended September 30, 2019 and 2018, respectively. The increase of $6.1 million was due primarily to increased personnel and related expenses, including $1.3 million of additional non-cash stock-based compensation expense, as we have increased our general and administrative headcount to support our expanding operations. Furthermore, we incurred additional costs during the nine months ended September 30, 2019 related to patent application filings as compared to 2018, and are incurring costs in 2019 that were not incurred in during the same period in 2018 as we now operate as a public company, including additional insurance, legal and accounting fees.

Change in fair value of preferred stock purchase right liability. We recognized a $16.3 million non-cash charge during the nine months ended September 30, 2018, due to an increase in the fair value of outstanding Series C preferred stock purchase rights. The change in fair value was a result of the progression in our development programs and the increased probability of an initial public offering since the April 2018 Series C preferred stock financing. The purchase rights were fully executed in November 2018 and no similar expense was incurred for the nine months ended September 30, 2019.

Interest Income. The $3.1 million of interest income recognized for the nine months ended September 30, 2019 was primarily due to an increase in our excess cash reserves, primarily from our initial public offering in December 2018, and the execution of our investment policy in the fourth quarter of 2018 whereby we began investing our excess cash reserves in investment securities and interest-bearing money-market accounts. Prior to the fourth quarter of 2018, our excess cash reserves were in a non-interest-bearing account and hence there was no similar income for the nine months ended September 30, 2018.

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

As of September 30, 2019 we had $18.5 million of cash and cash equivalents, a decrease of $169.8 million from the $188.4 million of cash and cash equivalents at December 31, 2018. The decrease in our cash and cash equivalents balance during the nine months ended September 30, 2019 was primarily due to the execution of our investment policy during the period whereby we began investing a significant portion of our excess cash reserves in available-for-sale investment securities. Further detail of the change in our cash and cash equivalents for the nine months ended September 30, 2019 and 2018 is summarized below.

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(38,898)	$(9,339)
Investing activities	(131,323)	(712)
Financing activities	389	27,004
Net (decrease) increase in cash and cash equivalents	$(169,832)	$16,953

Operating Activities

Net cash used in operating activities was $38.9 million for the nine months ended September 30, 2019, as compared to $9.3 million for same period in 2018. The $29.6 million increase in net cash used in operating activities was primarily due to additional operating expenses incurred in the 2019 period due to the advancement of our research and development programs, including THOR-707 and THOR-809, increased personnel costs due to the additional positions we have added over the previous twelve months to support these activities and our operations as a public company. Furthermore, we have made additional prepayments during the nine months ended September 30, 2019, as compared to the same period in 2018, to support our advancing program development initiatives.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was primarily due to the execution of our investment policy whereby we began investing our excess cash reserves, including the $137.5 million of net proceeds from our initial public offering in December 2018, in investment securities in accordance with our investment policy. In addition, we purchased property and equipment in each period, primarily consisting of laboratory equipment.

Financing Activities and Funding Requirements

Net cash provided by financing activities for the nine months ended September 30, 2018, was primarily due to the net proceeds from the issuance of our first tranche of Series C convertible preferred stock in April 2018. The cash provided by financing activities for the nine months ended September 30, 2019, was from stock purchases pursuant to our employee stock purchase plan and the exercise of stock options that occurred during the period.

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

Our future capital requirements will depend on many factors, including:

▪	the progress, timing, costs and results of our ongoing Phase 1/2 clinical trial of THOR-707;
▪	the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of THOR-809 and our other future product candidates;
▪	the breadth of indications evaluated in our clinical trials of THOR-707, THOR-809, and our other future product candidates;
▪	the number and characteristics of product candidates that we pursue;
▪	the outcome, timing and costs of seeking regulatory approvals;
▪	the cost of manufacturing THOR-707, THOR-809, and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
▪	the costs of any third-party products used in our combination clinical trials that are not covered by such third party or other sources;
▪	the costs associated with hiring additional personnel and consultants as our clinical and preclinical activities increase;
▪	the receipt of marketing approval and revenue received from any potential commercial sales of THOR-707, THOR-809 or other product candidates;
▪	the cost of commercialization activities for THOR-707, THOR-809 and future product candidates we develop if we receive marketing approval, including marketing, sales and distribution costs;
▪	the emergence of competing therapies and other adverse market developments;
▪	the ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
▪	the amount and timing of any payments we may be required to make pursuant to our exclusive license agreement, as amended, with TSRI, or other future license agreements;
▪	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
▪	the extent to which we in-license or acquire other products and technologies; and
▪	the costs of operating as a public company.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

Risks Related to Our Business and Industry

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.*

We are an early stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2014. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing our platform technology, optimizing the licensed technology, identifying potential product candidates, enhancing our intellectual property portfolio and undertaking research and preclinical studies and enabling manufacturing for our development programs. Our approach to the discovery and development of product candidates based on our Expanded Genetic Alphabet platform technology is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, we currently only have one product candidate in clinical development, THOR-707, and all our other development programs are in the discovery or preclinical stages. We have only limited experience filing an investigational new drug, or IND, application and manufacturing a clinical scale product candidate, and we have not yet demonstrated an ability to successfully complete any Phase 1, Phase 2 or pivotal clinical trials, obtain regulatory approvals, continue to manufacture product for clinical studies or to manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception and have not yet generated any revenue. If our products are not successfully developed and approved, we may never generate any revenue. For example, our net loss was $56.6 million, $5.9 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively and as of September 30, 2019 we had an accumulated deficit of $104.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as THOR-707, THOR-809, and any future product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. The net losses we incur may fluctuate significantly from quarter to quarter.

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

If we are unable to raise additional capital when needed, we may be forced to delay, reduce or eliminate our development programs or other operations.*

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we pursue development of research programs and marketing approvals for our IL-2 Synthorins for the treatment of cancer and autoimmune disorders and advance any other product candidates that we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. If we obtain marketing approval for THOR-707, THOR-809 or any other product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our current and any future drug candidates, and otherwise pursue our business strategy. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public reporting company.

As of September 30, 2019, we had cash, cash equivalents and investment securities of $150.9 million. We believe that our existing cash, cash equivalents and investment securities, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. In particular, we expect that our existing cash, cash equivalents and investment securities will allow us to report clinical biomarker proof-of-concept data for THOR-707 as a single agent and in combination with an immune checkpoint inhibitor, complete IND-enabling studies for our IL-2 AI product candidate, THOR-809, and identify development candidates for our IL-10 and IL-15 Synthorin programs. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

▪	the progress, timing, costs and results of our ongoing Phase 1/2 clinical trial of THOR-707;
▪	the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of THOR-809 and our other future product candidates;
▪	the breadth of indications evaluated in our clinical trials of THOR-707, THOR-809, and our other future product candidates;
▪	the number and characteristics of product candidates that we pursue;
▪	the outcome, timing and costs of seeking regulatory approvals;
▪	the cost of manufacturing THOR-707, THOR-809 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
▪	the costs of any third-party products used in our combination clinical trials that are not covered by such third party or other sources;
▪	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
▪	the receipt of marketing approval and revenue received from any potential commercial sales of THOR-707, THOR-809 or other product candidates;
▪	the cost of commercialization activities for THOR-707, THOR-809 and future product candidates we develop if we receive marketing approval, including marketing, sales and distribution costs;
▪	the emergence of competing therapies and other adverse market developments;
▪	the ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
▪

the amount and timing of any payments we may be required to make pursuant to our exclusive license agreement with The Scripps Research Institute, as amended, or the TSRI License, or other future license agreements;

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

Risks Related to the Discovery, Development, Regulatory Approval and Commercialization of Our Product Candidates

Our business is highly dependent on the success of our initial IL-2 Synthorins targeting cancer and autoimmune disorders, which are in the early stages of development. Most of our development programs are in the preclinical or discovery stage and will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a product commercially.*

Our business and future success is highly dependent on our ability to obtain regulatory approval of and then successfully launch and commercialize our IL-2 Synthorins, including our lead IO product candidate, THOR-707, and our AI product candidate, THOR-809. We are in the early stages of our development efforts. In the second quarter of 2019, we filed an IND application with the FDA and initiated a Phase 1/2 clinical trial of THOR-707. Most of our other development programs are still in the preclinical or drug discovery stage. We have invested substantially all of our efforts and financial resources in developing THOR-707 and other potential product candidates and conducting preclinical studies. To date, we have only limited experience filing an IND with the FDA and have only had limited interactions with the FDA regarding our clinical development plans. We plan to file an IND for THOR-809 in 2020. THOR-707, as our first clinical program, may experience complications surrounding trial execution, patient recruitment and enrollment, other serious adverse events that may result in the FDA putting our trial on clinical hold, or quality and supply of clinical doses.

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

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of THOR-707, THOR-809, and any future product candidates. The success of our product candidates will depend on several factors, including the following:

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

Generally, public concern regarding the safety of biopharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for THOR-707, THOR-809, or future product candidates.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of THOR-707, THOR-809, as well as any future product candidates, which may never occur. However, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our current or any future product candidates, we may not be able to generate sufficient revenue to continue our business.

Our approach to the discovery and development of product candidates based on our Expanded Genetic Alphabet platform technology is unproven, and we do not know whether we will be able to develop any products of commercial value.*

The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our first-in-kind Expanded Genetic Alphabet platform technology. While we have had favorable preclinical study results related to THOR-707 based on our platform technology and filed an IND with the FDA and initiated a Phase 1/2 clinical trial of THOR-707 in the second quarter of 2019, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our approach may be unsuccessful in advancing THOR-707 through clinical development, moving THOR-809 from preclinical studies into clinical development, discovering additional product candidates, and any product candidates that we are currently developing may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If we fail to produce positive results in our current or planned preclinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially and adversely affected.

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

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many treatments for cancer and autoimmune disorders, it is likely that there will be side effects associated with the use of our products. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The treatment-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, our current or planned clinical trials in combination with an immune checkpoint inhibitor may result in adverse events based on the combination therapy that may negatively impact the reported safety profile in such clinical trial. For example, checkpoint inhibitors have been shown to have adverse events, including immune-related adverse events on the liver and other organ systems, which may limit the maximum dose in our clinical trials or otherwise negatively impact our combination clinical trials.

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

The successful commercialization of our product candidates will depend in part on the extent to which we obtain and maintain favorable coverage, adequate reimbursement levels and pricing policies with third party payors.*

The availability and adequacy of coverage and reimbursement by third-party payors, including governmental healthcare programs such as Medicare and Medicaid, managed care organizations, and private health insurers, are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve favorable coverage and adequate reimbursement for products by third-party payors will effect on our ability to successfully commercialize our product candidates. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for our product candidates, if approved, or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Affordable Care Act, or ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

Risks Related to Our Dependence on Third Parties

If we fail to comply with our obligations in our agreement with TSRI, we could lose rights that are important to our business.*

We rely heavily on the TSRI License pursuant to which we exclusively in-license certain patents and know-how related to our proprietary Expanded Genetic Alphabet platform technology and development programs. The TSRI License imposes, and we may enter into additional agreements, including license agreements, with other parties in the future that impose, diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

The TSRI License gives us exclusive worldwide rights to develop, manufacture, and commercialize certain of TSRI’s patent rights, know-how and biological materials relating to our Expanded Genetic Alphabet platform technology. For more information, see “Our License and Collaboration Agreements—License Agreement with TSRI” appearing in Part I, Item 1 of our Annual Report on Form 10-K.

If we fail to comply with our obligations to TSRI under the TSRI License, TSRI may have the right to terminate the TSRI License, in which event we would not be able to develop, obtain regulatory approval for, manufacture or market any product candidate that is covered by the TSRI License, including THOR-707, which would materially harm our business, financial condition, results of operations and growth prospects. Any termination of the TSRI License or reduction or elimination of our rights thereunder may result in our having to negotiate new or reinstated agreements with less favorable terms. Any termination of the TSRI License would cause us to lose our rights to important intellectual property or technology.

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.*

We currently depend and will depend in the future upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.

We currently rely and will rely heavily in the future on third parties over the course of our preclinical studies and clinical trials, and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practice, or GCP, requirements for clinical trials, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with biologic product produced under current Good Manufacturing Practice, or cGMP, requirements and may require a large number of patients.

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

We rely on arrangements pursuant to which we share common services, such as accounting and finance support, with other entities affiliated with Avalon Ventures, an owner of more than 5% of our capital stock.*

We have limited human resources and information technology personnel, and we rely on a Support Services Agreement with COI Pharmaceuticals, Inc., or COI, an entity affiliated with Avalon Ventures, pursuant to which we share these services with other Avalon-affiliated entities. While we intend to eventually build out these shared functions internally, we are significantly reliant on COI for these critical business functions at this time. If COI were to terminate the Support Services Agreement with little notice, or otherwise fail to provide these services to us in a timely manner, we may have difficulty continuing our normal business operations. COI’s inability or unwillingness to perform its obligations under the Support Services Agreement could harm our business, prospects, financial condition and results of operations.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for any product candidates we develop or for our Expanded Genetic Alphabet platform technology and other proprietary technologies we may develop, our competitors could develop and commercialize products or technology similar or identical to our products and technology, and our ability to successfully commercialize any product candidates we may develop may be adversely affected.*

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, Expanded Genetic Alphabet platform technology and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our product candidates and Expanded Genetic Alphabet platform technology and other proprietary technologies we may develop. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, we do not own nor have we in-licensed any issued patents directed to the composition of matter of any of the product candidates that we have thus far developed using our Expanded Genetic Alphabet platform technology. We have filed or intend to file patent applications on these aspects of our technology and our product candidates. The patent process is expensive and time consuming, and we may not be able to apply for patents on certain aspects of our platform technology and other technologies we may develop in a timely fashion, at a reasonable cost, in all jurisdictions, or at all. Any patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our platform technology and other technologies we may develop or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the earliest, applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. There can be no assurances that we will seek IP coverage in all the countries where we may wish to commercialize products and thus open up the opportunity for others to gain a commercial advantage in these countries.

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

We rely heavily on the TSRI License for the patent rights and know-how required for our Expanded Genetic Alphabet platform technology, which is the underpinning for all our future product candidates.*

We rely heavily on the TSRI License for intellectual property rights that are important or necessary to the development of our product candidates and Expanded Genetic Alphabet platform technology. For more information, see “Our License and Collaboration Agreements—License Agreement with TSRI” appearing in Part I, Item 1 of our Annual Report on Form 10-K. The growth of our business may depend in part on our ability to acquire, in-license or use additional third-party intellectual property rights. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Licenses to additional third-party intellectual property, technology and materials that may be required for the development and commercialization of our product candidates or technology may not be available at all or on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our product candidates or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize our product candidates or technologies, which could materially harm our business, financial condition, results of operations and growth prospects.

Under the TSRI License, TSRI is responsible for prosecution and maintenance of the licensed patents and have first right to bring any actions against any third party for infringing on such patents. We have limited control over the activities that are the responsibility of TSRI under the Agreement. It is possible that TSRI’s activities, or the activities of any future licensor, may be less vigorous than had we conducted them ourselves. Furthermore, the TSRI License is subject to, and we expect certain of our future license agreements would also be subject to, a reservation of rights by one or more third parties, including the licensor. In addition, the TSRI License requires, and we expect certain of our future license agreements would also require, us to meet certain development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products. If we fail to comply with these obligations, we may be required to pay damages and our licensor may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property and our competitors or other third parties might be able to gain access to technologies and products that are identical to ours. In addition, such license agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Disputes may arise regarding intellectual property subject to the TSRI License or any of our future license agreements, including:

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

In spite of our best efforts, TSRI and any potential future licensors might conclude that we have materially breached our license agreements and might therefore terminate the relevant license agreements, thereby removing our ability develop and commercialize products and technology covered by such license agreements. If any of our current or future inbound license agreements are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects. Our business also would suffer if any current or future licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be not infringed, invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

Our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the United States Government, such that our licensors are not the sole and exclusive owners of, or do not control the exclusive rights under, the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.*

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of protection derived from our owned and licensed patents. With respect to our patent portfolio, as of July 15, 2019, other than one foreign issued patent, all of the patent rights that we own or that we have in-licensed are currently pending patent applications. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third party patent which might adversely affect our ability to develop and market our products.*

We cannot assure you that our operations do not, or will not in the future, infringe existing or future third-party patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant third-party patents, the scope of patent claims or the expiration of relevant third-party patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to our therapeutic research programs or necessary for the commercialization of our product candidates and the Expanded Genetic Alphabet platform technology in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates and the Expanded Genetic Alphabet platform technology that we may identify. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the U.S. can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patent applications of which we are unaware, potentially relating to our research programs, product candidates and our product candidates and the Expanded Genetic Alphabet platform technology, or their intended uses. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of the claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third party patent or may incorrectly predict whether a third party’s pending application will issue into patents with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including our research programs and product candidates and the Expanded Genetic Alphabet platform technology, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our use, manufacture, or importation, offering for sale or future sales of such technology, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and product candidates would be adversely affected.*

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect our product candidates, Expanded Genetic Alphabet platform technology, or other technologies or which effectively prevent others from commercializing competitive technologies and product candidates. The patent examination process may require us to narrow the scope of the claims of our owned or in-licensed pending or future patent applications or in our owned or in-licensed patents, which may limit the scope of patent protection that may be obtained.

No consistent policy regarding the scope of claims allowable in patents in the biotechnology field has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products, their use, and the methods used to manufacture those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the manufacture, use, importation, or commercialization of our products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented product candidates and practicing our proprietary technology. Our patents that may issue in the future may be challenged, held to be unenforceable, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our product candidates.

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

We may require the cooperation of our licensors to prosecute, maintain and enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Moreover, if we do obtain necessary licenses, we will likely have obligations under those licenses, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license could have a material adverse impact on our business.

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

To counter infringement or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our patents are invalid or unenforceable. In a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly, decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1), or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making, using, importing, offering for sale and selling similar or competitive products. We may find it impractical or undesirable to enforce our intellectual property against some third parties. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. We may conclude that even if a third party is infringing our issued patent relating to our research programs and product candidates, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims could result in substantial costs and diversion of management and scientific personnel resources, which could harm our business. The court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market. There could also be public announcements of the results of the hearing, motions, or other interim proceedings or developments. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline. Any of the foregoing events could harm our business, financial condition, results of operation and prospects.

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

Some intellectual property may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.*

Our in-licensed patent rights from TSRI under the TSRI License were funded in part by the U.S. government and are therefore subject to certain federal regulations and other obligations. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

If we do not obtain patent term extension and/or data exclusivity for any product candidates we may develop, our business may be materially harmed.*

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension, or PTE, of up to five years as compensation for patent term lost during the FDA regulatory review process. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended per product and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate, or SPC. Such laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our business, financial condition, results of operations and prospects could be materially harmed.

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

We currently have rights to intellectual property covering our product candidates, Expanded Genetic Alphabet platform technology, and other proprietary technologies we may develop. Other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our product candidates, Expanded Genetic Alphabet platform technology, and other proprietary technologies we may develop. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*

We currently do not own any registered trademarks. We currently have a pending trademark application in the United States for SYNTHORIN and a pending application for the SYNTHORX logo. We also have pending trademark applications in the United States and several foreign countries for the SYNTHORX mark. Our unregistered trademarks or trade names or, following registration, registered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. During trademark registration proceedings we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we have proposed to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

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

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers are subject to applicable healthcare regulatory laws, which could expose us to penalties and other sanctions.*

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

▪

The U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal healthcare programs such as Medicare and Medicaid. The term remuneration has been interpreted broadly to include anything of value. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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
▪

The Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, biologics and devices that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. This decision was appealed to the U.S. 5th Circuit Court of Appeals. While neither the court, Trump administration nor CMS have stated that the ruling will have an immediate effect, it is unclear how this decision, subsequent appeals, and other efforts will impact the ACA. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and prompted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposals contain drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has started soliciting feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some measures will require authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.*

We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the European Union is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third party service providers process, including in clinical trials conducted in the United States and the European Union. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. These laws and regulations demonstrate the evolving regulatory environment related to personal data and protected health information relevant to our operations.

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

We expect to grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2019, we had 48 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

Our principal stockholders and management own a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval.*

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of September 30, 2019, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned in the aggregate approximately 80.0% of our outstanding common stock. As a result of their share ownership, these stockholders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the JOBS Act, and, therefore, we may take advantage of reduced disclosure and regulatory requirements that are otherwise generally applicable to public companies, including presenting only two years of audited financial statements and related financial disclosure, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these reduced disclosure and regulatory requirements until we are no longer an “emerging growth company.” We may remain an “emerging growth company” until as late as December 31, 2023 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), although we may cease to be an “emerging growth company” earlier under certain circumstances, including if we qualify as a large accelerated filer, if during a three-year period we issue more than $1.0 billion in non-convertible debt securities or if our gross revenue exceeds $1.07 billion in any fiscal year. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until those standards apply to private companies. We have irrevocably elected not to avail ourselves of this delayed adoption of new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

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

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 7, 2018. Through the date hereof, we have used approximately $45.0 million of the net proceeds from the offering. Pending such uses, we have, and plan to continue to invest the balance of the net proceeds from this offering in short- and intermediate-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises.

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

10.1*	Second Amendment to License Agreement, dated August 5, 2019 by and between the Registrant and The Scripps Research Institute.

10.2*	Fifth Amendment to Research Funding and Option Agreement dated July 31, 2019, by and between the Registrant and The Scripps Research Institute.

10.3	Sub-Sublease Agreement dated August 30, 2019, by and between the Registrant and Avelas Biosciences, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synthorx, Inc.

Date: November 5, 2019	By:	/s/ Laura Shawver, Ph.D.
Laura Shawver, Ph.D. President & Chief Executive Officer
(on behalf of the registrant and as the registrant’s Principal Executive Officer)

/s/ Tighe Reardon
Tighe Reardon Acting Chief Financial Officer
(on behalf of the registrant and as the registrant’s Principal Accounting Officer)